Form 10QSB
period 2007-11-14
FREEDOM FINANCIAL HOLDINGS INC
filed 2007-11-14
CIK 1386044

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-140530

FREEDOM FINANCIAL HOLDINGS, INC.

(Name of small business issuer in its charter)

Maryland

(State or other jurisdiction of incorporation or organization)

56-2560951

(I.R.S. Employer Identification No.)

6615 Brotherhood Way, Fort Wayne, Indiana  46825

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:  (260) 490-5363

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (_X_) Yes (__) No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  (__) Yes (x) No

The number of shares of the issuer’s common stock, part value $.001 per share, outstanding as of November 9, 2007 was 3,669,043.

Transitional Small Business Disclosure Format (Check one):  (__) Yes (x) No

Part I.  Financial Information

Item 1.  Financial Statements.

FREEDOM FINANCIAL HOLDINGS, INC.

Index to Financial Statements

(Unaudited)

Page

Condensed Consolidated Balance Sheet at September 30, 2007	4

Condensed Consolidated Statements of Operations for the nine months ended
September 30, 2007 and 2006 and for the three months ended
September 30, 2007 and 2006	5

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the period from
January 1, 2007 through September 30, 2007	6

Condensed Consolidated Statements of Cash Flows for the nine months ended
September 30, 2007 and 2006	7

Notes to Condensed Consolidated Financial Statements	8

FREEDOM FINANCIAL HOLDINGS, INC.

Condensed Consolidated Balance Sheet

September 30, 2007

(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$19,314
Notes receivable	33,355
Prepaid expenses	23,330
Other current assets	2,079
Total current assets	78,078

Property and equipment, net	1,630,143
Intangible assets, net	472,706
Deposits	3,586
Deferred offering costs	303,206
Total assets	$2,487,719

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Trade payables	$299,079
Line of credit	244,088
Due to related parties (Note 3)	500,000
Current maturities of long-term debt	55,082
Current maturities of capital lease obligations	25,992
Accrued interest	8,809
Accrued interest related party	26,550
Bridge loans payable	125,000
Other current liabilities	180,298
Total current liabilities	1,464,898

Long term debt: net of current maturities:
Notes payable	925,377
Capital lease obligation	122,663
Total liabilities	2,512,938

Shareholders’ equity:
Common stock	3,670
Additional paid-in capital	1,940,462
Retained deficit	(1,969,351)
Total shareholders’ deficit	(25,219)
Total liabilities and shareholders’ equity	$2,487,719

See accompanying notes to condensed consolidated financial statements

FREEDOM FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Loan origination	$278,682	$387,794	$989,991	$676,948
Loan processing fees	66,793	49,286	173,773	82,566
Total revenue	345,475	437,080	1,163,764	759,514

Costs and expenses:
Cost of revenues	279,147	366,869	945,661	475,820
Selling, general and administrative expenses	447,611	304,239	1,263,656	812,594
Total operating expenses	726,758	671,108	2,209,317	1,288,414

Loss from operations	(381,283)	(234,028)	(1,045,553)	(528,900)

Other income (expense):
Rent Income	25,800	----	77,400	----
Interest income	10,464	4,763	25,177	6,376
Interest expense, related party (Note 2)	(20,550)	(4,342)	(26,550)	(10,320)
Interest expense, other	(25,773)	(28,770)	(126,652)	(30,904)
Loss before income taxes	(391,342)	(262,377)	(1,096,178)	(563,748)

Income tax provision (Note 4)	----	----	----	----
Net loss	$(391,342)	$(262,377)	$(1,096,178)	$(563,748)

Basic and diluted loss per common shares	$(0.11)	$(0.11)	$(0.32)	$(0.32)
Basic and diluted weighted average number of
common shares outstanding	3,669,043	2,454,545	3,426,143	1,788,182

See accompanying notes to condensed consolidated financial statements

FREEDOM FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

(Unaudited)

						Additional
	Preferred Stock			Common Stock		Paid-in	Retained
	Shares		Par Value	Shares	Par Value	Capital	Deficit	Total
Balance at January 1, 2007	761,520		762	2,454,545	2,455	1,908,675	(873,173)	1,038,719

Closed of the Private Placement
Memorandum sale of 54,500 units	54,500		55	----	----	108,945	----	109,000

Offering costs incurred as part of Private
Private Placement Memorandum	----		----	----	----	(193,460)	----	(193,460)

Converted Bridge loans to Preferred Class A
stock pursuant to Private Placement
Memorandum	58,350		58	----	----	116,642	----	116,700

Converted all shares of preferred stock
into common stock on Feb. 8, 2007,
the date of the filing of the
Company’s IPO	(874,370)		(875)	1,214,498	1,215	(340)	----	----

Net loss	----		----	----	----	----	(1,096,178)	(1,096,178)

Balance at September 30, 2007	----	$	----	3,669,043	$3,670	$1,940,462	$(1,969,351)	$(25,219)

See accompanying notes to condensed consolidated financial statements

FREEDOM FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		Nine months ended September 30,
		2007		2006
Cash flows from operating activities:
Net cash used in
operating activities		(786,062)		(364,720)
Cash flows from investing activities:
Loans made		(3,355)		(34,058)
Purchase of property and equipment		(17,761)		(786,845)
Net cash used in
investing activities		(21,116)		(820,903)
Cash flows from financing activities:
Proceeds from lines of credit, notes payable, bridge loans
and current portion of long-term debt		1,226,574		541,615
Repayments of notes payable		(600,780)		(157,946)
Repayments of capital lease obligations		(18,036)		(171)
Proceeds from issuance of preferred stock		109,000		1,172,797
Deferred offering costs		----		(147,630)
Net cash provided by				1,408,665
Financing activities		716,758		1,408,665
Net change in cash and
cash equivalents		(90,420)		223,042
Cash and cash equivalents:
Beginning of period		109,734		----
End of period		$19,314		$223,042

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$	----	$	----
Interest		$48,081		$41,224
Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$	----	$	----
Equipment and software acquired under capital lease		----		----
Non-cash purchase of subsidiary intangible assets		----		(744,238)
Non-cash notes payable for debt and service		----		----
Issued stock for debt and services		----		----
Acquisition of subsidiary and building with stock and warrants		----		744,238
Repaid short term bridge loan		(116,700)		----
Issued stock for payment on bridge loan		116,700		----
Total non-cash investing and financing activities	$	----	$	----

See accompanying notes to condensed consolidated financial statements

FREEDOM FINANCIAL HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Freedom Financial Holding, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form SB-2A No. 6 for the year ended December 31, 2006.

Because the Company acquired Freedom Financial Mortgage Corporation (FFMC) in early May 2006, the results of operations for the three and nine months ended September 30, 2006 did not include the results of operations of FFMC for the period from January through April 2006.  Accordingly, the results of operations for the three and nine months ended September 30, 2007 and the results of operations for the three and nine months ended September 30, 2006 are not comparable.

The results of operations for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

NOTE 2: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Freedom Financial Holdings, Inc., a Maryland corporation, and subsidiary, Freedom Financial Mortgage Corp., an Indiana corporation, (together, the "Company") originate single family and multifamily mortgages for sale or transfer to another institution, referred to as a “sponsor.”  The Company is a Department of Housing and Urban Development (“HUD”) approved Loan Correspondent Mortgagee pursuant to Title II of the National Housing Act, as amended.

The Company is headquartered in Fort Wayne, Indiana with two branch offices located in the southeast United States.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the measurement and recognition related to accounting for income taxes.  This interpretation did not have a significant impact on the financial statements due to the Company’s significant net operating loss carryforward.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value.  The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 159.

NOTE 3: RELATED PARTY TRANSACTIONS

LINE OF CREDIT

On April 27, 2007 the Company secured a line of credit in the amount of $300,000 from a director, Robert W. Carteaux.  A summary of the terms of the line of credit as described in the agreement are as follows: principal and a flat 10% of the outstanding principal will be paid upon the Company raising $1,500,000 (50% of the offering) or more. In the event that the Company raises less than $1,500,000, the principal will continue to accrue interest at a flat rate of 20% per year and will be paid from operations, when available.

On August 1, 2007 the Company amended the line of credit to increase the amount of credit from $300,000 to $500,000. All terms remain the same as in the original agreement.  At September 30, 2007 the balance due to related parties was $500,000.

CLASS A CONVERTIBLE PREFERRED SHARES

During the nine months ended September 30, 2007, the Company sold an additional 39,500 units at $2.00 per unit to two of its officers for proceeds of $79,000.  Each unit consisted of one share of Class A Convertible Preferred stock, one Series A Common Stock Warrant and one Series B Common Stock Warrant.  At September 30, 2007, there were 115,250 and 115,250 Series A warrants and Series B warrants outstanding.

Effective February 7, 2007, all 115,250 shares of Class A Convertible Preferred Stock were automatically converted to 172,875 shares the Company’s common stock at two-thirds of the IPO price of $2.00.  No beneficial conversion was recorded by the Company as the conversion price was out-of-the-money at the commitment date.

CLASS B CONVERTIBLE PREFERRED SHARES

Effective February 7, 2007, all 237,044 shares of Class B Convertible Preferred Stock were automatically converted to 355,568 shares the Company’s common stock at two-thirds of the IPO price of $2.00.  No beneficial conversion was recorded by the Company as the conversion price was out-of-the-money at the commitment date.

NOTE 4: BALANCE SHEET COMPONENTS

NOTE RECEIVABLE

The balance on notes receivable is $33,335 at September 30, 2007.  During the nine months ended September 30, 2007, the note receivable from Industrial Systems, Inc. was extended to March 1, 2008.  All other material terms and conditions remain in force.

LOANS HELD FOR SALE

The Company originates single family real estate loans for sale to approved investors.  Loans are originated on the underwriting criteria established by the approved investors.  Loans held for sale asset represents the amount of mortgages that the Company originated and provided the funding to close on the transaction.  When the Company provides the funding for the closing, it owns the mortgage until it resells it to an approved investor.  The Company however, will not fund a mortgage until it has a commitment from an approved investor prior to close.  Accordingly, this asset is held by the company for a very short period, generally no more than two weeks or until the approved investor is satisfied that the transaction is properly documented.  During the nine months ended September 30, 2007 the Company originated and funded loans for an aggregate total of $4,038,302.  The balance of notes receivable at September 30, 2007 was $-0-. Loans held for sale are reported at the lower of cost or market as of the balance sheet date.

SHORT-TERM DEBT

In September 2007, the Company signed two Credit Agreements to borrow a total of $125,000, due to two unrelated individuals.  The terms on the Credit Agreement specifies an annual interest rate of 30%, due in full by March 14, 2008.  If amounts are not paid on or before March 14, 2008, an additional interest rate of 5% will be added with payment in full due on April 14, 2008.  The interest will continue to accrue thereafter at a rate of 1% per moth or 12% per annum until paid in full.  At September 30, 2007, the balance of the loans was $125,000.

In January 2007, the Company negotiated a $200,000 line of credit with Tower Bank.  All outstanding principal plus accrued interest are due on March 1, 2008.  The Company shall pay regular monthly payments on interest beginning March 1, 2007, at a rate of prime plus 0.25%, currently at 7.75%.  The line of credit is guaranteed personally by certain officers of the Company.  At September 30, 2007, the balance on the line of credit is $43,574.

In January 2007, the Company purchased certain assets from MVP Mortgage Corp. for a total price of $60,000, in exchange for a non-interest bearing promissory note of $60,000.  Principal shall be payable in consecutive monthly installments of $875 beginning February 1, 2007 and the first day of each month thereafter.  Such monthly installments shall continue until September 1, 2007, except that any remaining indebtedness, if not sooner paid, shall be due and payable on July 1, 2007; provided, however, the Company reserves the right to extend the monthly payments for an additional nine months, or until November 1, 2007, with the remaining indebtedness due and payable on December 1, 2007.  At September 30, 2007, the balance on the note is $52,375.

On March 20, 2007, the Company renewed its loan with Hicksville Bank and amended the maturity date to be due on demand.  The outstanding balance at September 30, 2007 was $78,555.

Certain individuals provided bridge loans totaling $126,700 to the Company during the year ended December 31, 2006.  These unsecured loans carry interest at 10 percent and are payable on demand.  In February 2007, the individual bridge lenders settled the outstanding loans in exchange for $10,000 in cash and 58,350 unit shares at $2.00 per unit.   Each unit consisted of one share of Class A Convertible Preferred stock, one Series A Common Stock Warrant and one Series B Common Stock Warrant.   At September 30, 2007, there were 58,350 and 58,350 Series A warrants and Series B warrants outstanding, respectively.

Effective February 8, 2007, the 58,350 shares of Class A Convertible Preferred Stock were automatically converted to 87,525 shares the Company’s common stock at two-thirds of the IPO price of $2.00.  No beneficial conversion was recorded by the Company as the conversion price was out-of-the-money at the commitment date.

WAREHOUSE LINE OF CREDIT

On March 27, 2007 the Company was approved for a $5,000,000 warehouse line of credit (WLOC) with a national warehouse lender. This approval will allow the company to begin the expansion of its services to mortgage banking. The base rate of the line is Libor plus 2.99%.  The Company has a transaction fee of $175 per loan.  The balance on the WLOC at September 30, 2007 was $-0-.

On October 5, 2007 the national warehouse lender terminated its warehouse lending program.  Thus terminating the Company’s warehouse line of credit.

NOTE 5. SHAREHOLDERS' EQUITY

CLASS A CONVERTIBLE PREFERRED SHARES

During the nine months ended September 30, 2007, the Company sold 15,000 units at $2.00 per unit for proceeds of $30,000.  Each unit consisted of one share of Class A Convertible Preferred Stock, one Series A Common Stock Warrant and one Series B Common Stock Warrant.  At September 30, 2007, there were 163,725 and 163,725 Series A warrants and Series B warrants outstanding, respectively.

Effective February 8, 2007, all 163,725 shares of Class A Convertible Preferred Stock were automatically converted to 245,588 shares the Company’s common stock at two-thirds of the IPO price of $2.00.

CLASS C CONVERTIBLE PREFERRED SHARES

Effective February 8, 2007, all 300,000 shares of Class C Convertible Preferred Stock were automatically converted to 352,941 shares the Company’s common stock at 85% of the IPO price of $2.00.  No beneficial conversion was recorded by the Company as the conversion price was out-of-the-money at the commitment date.

INITIAL PUBLIC OFFERING

On February 8, 2007, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission in order to register:

Up to 625,000 newly issued shares on a “best efforts” basis;

Up to 1,214,498 shares currently held by shareholders; and

Up to 1,397,812 shares which are issuable upon exercise of outstanding warrants owned by Selling Shareholders and underwriter.

On May 3, 2007, the Company amended its registration statement and increased the number of shares to be offered in the IPO from 625,000 to 718,750.  On May 29, 2007 the Company amended its registration statement to reduce the number of shares to be offered by selling shareholders from 1,214,498 to 322,501.  On July 16, 2007, the Company amended its registration statement and increased the number of shares to be offered in the IPO from 718,750 to 1,500,000 and removed the 1,397,812 shares issuable upon exercise of outstanding warrants.

FRIEDLAND CAPITAL

In September 2007, the Company amended an agreement with Friedland Capital regarding anti-dilution rights under which the Company had previously issued approximately 148,483 shares of its common stock to Friedland in exchange for certain consulting services.  The amended agreement voided an earlier agreement for the issuance of approximately 148,483 shares of the Company’s common stock in final satisfaction of a certain anti-dilution agreement.  Pursuant to the amended agreement, the Company has no further obligation to issue shares to Friedland Capital relative to anti-dilution. Further, the 148,483 shares were cancelled.

NOTE 6: INCOME TAXES

The Company records its income taxes in accordance with SFAS 109. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, all of which was fully reserved; therefore the net benefit and expense resulted in $0 income taxes.   The recognition of these net operating loss carryforwards depends on the ability of the Company to generate taxable income.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company had no changes in the carrying value of its tax assets or liabilities for any unrecognized tax benefits.

NOTE 7: SUBSEQUENT EVENT

In October 2007, the Company signed a Credit Agreements to borrow a total of $100,000, due to an unrelated individual.  The terms on the Credit Agreement specifies an annual interest rate of 30%, due in full by April 1, 2008.  If amounts are not paid on or before April 1, 2008, an additional interest rate of 5% will be added with payment in full due on May 1, 2008.  The interest will continue to accrue thereafter at a rate of 1% per moth or 12% per annum until paid in full.  At September 30, 2007, the balance of the loans was $100,000.

CLASS D PREFERRED STOCK

On October 19, 2007 the Company authorized 450,000 of its Preferred Shares as Class D Convertible Preferred Shares. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the corporation, Class D Convertible Preferred Shareholders are entitled to receive a preferential treatment vis-à-vis common shareholders.  At the Company’s discretion Class D Convertible Preferred Shares are convertible into fully paid and non-assessable Common Shares without any action by the holder thereof.  Class D Convertible Preferred Shares shall be converted at the average closing price of the common shares for the twenty (20) trading days prior to conversion.  In the event not converted to Common shares and if the Company has not registered the shares within five (5) years the shareholder will have the right to redeem the shares at a price or prices per share fixed for that Class D, plus an amount equal to all accrued and unpaid dividends on those shares to and including the date fixed for redemption.   The holders of the Class D Preferred shares shall be entitled to receive, when and as declared by the Board of Directors, out of any assets at the time legally available, dividends in cash at the rate of $0.06 per share per annum, and no more.  Those dividends shall accrue and be cumulative as follows: As to shares issued when no other shares of Class D Preferred shares are outstanding, from the date of issuance; as to shares issued when other shares of Class D are outstanding, from that date as shall make the dividend rights per share of the shares being issued uniform with the dividend rights per share of the Class D shares then outstanding, excluding rights to dividends declared and directed to be paid to shareholders of record as of a date preceding the date of issuance of the shares being issued.  As of this date no shares of Class D Convertible Preferred Shares have been issued.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form SB-2A No. 6 for the year ended December 31, 2006, which is on file with the U.S. Securities and Exchange Commission (File No. 333-140530).  In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under the sections entitled “Risk Factors,” “Business” and elsewhere in this document.

Forward-looking statements speak only as of the date they are made.  We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made.

General

We were incorporated under the laws of Maryland on September 16, 2005. Through our subsidiary, FFMC, we are mortgage brokerage firm serving the lending needs of real estate professionals, builders, and individual home buyers across the United States. We have access to a full range of mortgage products, and we are dedicated to finding the right loan--with the best rates, terms and costs--to meet each client’s unique needs.

We generate revenues by placing mortgages with lenders who in return pay the company a commission (yield spread premium) that ranges on average between 100 to 200 basis points (1 to 2%) of the total mortgage volume.  Additional revenue is generated by volume bonuses that range from 12.5 to 100 basis points (.125 to 1%) of total mortgage volume.

We have created a business model that rewards employees with stock options and stock bonuses for performance.  This enhances our ability to recruit and retain key employees, high level producers and executive management.

Finally, we are transitioning from a mortgage broker to a mortgage banker.  This transition is possible because of our growth internally and geographically.  As a mortgage banker we will have more control over each transaction.  This control will increase our number of closings, which will result in a significant increase in revenues.

Strategy for Growth

Our strategy for growth involves transitioning to a mortgage banker, increasing our loan originations, increasing our sales force and support staff and expanding our presence to other geographic markets across the United States.

•

Transition to a Mortgage Banker.  The move from broker to banker will enhance our control over the mortgage loan process.  As a banker we become the lender of record and we will sell our loans to investors, (wholesale lenders).  We can earn more fees as a banker and shorten the loan transaction time frame.  These two factors will significantly increase our revenues.

•

Increase Mortgage Loan Originations. Our growth strategy is to increase our mortgage loan origination volume by expanding our presence in our current geographic markets and by entering new geographic markets. We are executing this strategy through internal growth and pursuing selective acquisitions;

•

Internal Growth. We intend to continue to recruit highly-qualified loan originators and support staff.  Our compensation plan which includes stock options and stock bonuses for production will enhance our ability to recruit and retain key employees.  We currently have branches in Indiana, Georgia, Ohio and Florida.  Through this growth we intend to expand our retail branch network into new geographic markets and to further penetrate existing geographic markets.

•	Selective Acquisitions. We intend to roll up small to mid size mortgage brokers through the issuance of stock for acquisitions. Economies of scale will be achieved through our acquisition plans.

In executing our business strategy, we focus on the following elements:

•

Leveraging Technology to Maximize Efficiency. We currently utilize software for originations and processing.  We also utilize the internet to give our clients easy access to our company.  We will continue to utilize technology to reduce operating costs, improve communication with clients, and centralize data among our branch operations.

•

Promoting Sales & Recruitment Culture. To maintain a culture of continuous growth and recruitment, we have implemented a program whereby employees are encouraged to recruit earning them additional equity ownership.

Results of Operations

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

According to purchase accounting rules, the results of operations of an acquired company are included in consolidated operations from the date of purchase.  Because the Company acquired FFMC in early May 2006, the results of operations for the nine months ended September 30, 2006 did not include the results of operations of FFMC for the period from January through April 2006.  Accordingly, the results of operations for the nine months ended September 30, 2007 and the results of operations for the nine months ended September 30, 2006 are not comparable.

Revenue

We did not have any revenues for the nine months ended September 30, 2006.  As previously stated, revenues from FFMC for the period from January through April 2006 are not included. All revenues for the nine months ended September 30, 2007 were from FFMC.

Total revenue. Total revenue was $1,163,764 for the nine months ended September 30, 2007 and $759,514 for the nine months ended September 30, 2006.  Revenues consisted of loan originations and processing fees earned buy FFMC.

Loan origination. Income from loan originations was $989,991 for the nine months ended September 30, 2007 and $676,948 for the nine months ended September 30, 2006.  Loan origination fees are earned by matching the client with the appropriate lender. These revenues are realized at the time the mortgage transaction is closed and funded.

Loan processing fees. Income from loan processing fees was $173,773 for the nine months ended September 30, 2007 and $82,566 for the nine months ended September 30, 2006.  Loan processing fees are earned by packaging the clients’ loan documentation and presenting the package to a lender for approval.  These fees are realized at the time the mortgage transaction is closed and funded.

Operating Expenses

FFMC expenses are not included for the period from January through April 2006.    Accordingly, the results of operations for the nine months ended September 30, 2007 and the results of operations for the nine months ended September 30, 2006 are not comparable.

Total operating expenses. Total operating expense was $2,209,317 for the nine months ended September 30, 2007 and $1,288,414 for the nine months ended September 30, 2006.  Total operating expenses consist of cost of revenues and selling, general and administrative expenses.  As previously stated FFMC expenses are not included for the period from January through April 2006.

Cost of revenues.  Cost of revenues was $945,661 for the nine months ended September 30, 2007 and $475,820 for the nine months ended September 30, 2006.  Cost of revenues is only related to FFMC for the cost of loan originations.

Gross Profit.

Gross profit was 19% for the nine months ended September 30, 2007 and 37% for the nine months ended September 30, 2006.  The difference is due to FFMC not being fully staffed in the processing department during the period ending September 30, 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1,263,656 for the nine months ended September 30, 2007 and $812,594 for the nine months ended September 30, 2006.  This results from FFMC’s operating expenses, the cost associated with a private placement memorandum and preparing for the SB-2 registration. Other expenses relate to the hiring of new employees to the executive staff as we prepare for company growth and the amortization of intangible assets.

Other income and expenses

Rent income. Rent income was $77,400 for the nine months ended September 30, 2007 and $ -0- for the nine months ended September 30, 2006.  This resulted from the acquisition of the office building on October 9, 2006 and the existing lease.

Interest income. Interest income was $25,177 for the nine months ended September 30, 2007 and $6,376 for the nine months ended September 30, 2006.  This resulted from the sale of 224,475 units of Class A Convertible Preferred Stock.  The proceeds from the Sale of Class A Convertible Preferred Stock were put on deposit in an interest bearing account.

Interest expense, related party. Interest expense, related party was $26,550 for the nine months ended September 30, 2007 and $10,320 for the nine months ended September 30, 2006.  This resulted from an officer of the company paying certain cost and expenses on behalf of the company.  The corresponding note payable for the year ended December 31, 2006 is $292,440 and $139,150 for the year ended December 31, 2005.  The note payable carried an Annual interest rate of 6% per annum.  The note payable was paid in full by the issuance of 152,294 shares of class B convertible preferred stock.  The increase in 2007 was due to a director of the company providing a bridge loan for operation.  The loan carries an interest rate of 20% per annum.

Interest expense, other. Interest expense other was $126,652 for the nine months ended September 30, 2007 and $30,904 for the nine months ended September 30, 2006.  The interest expense was due to the debt service of FFMC and the debt service on the mortgage for the building.  The short term and long term debt carry a variety of interest rates and monthly debt service consist of principal and interest payments.

Net loss. Net loss for the nine months ended September 30, 2007 was $1,096,178 and $563,748 for the nine months ended September 30, 2006. This loss is the results of FFMC’s operating loss combined with the cost associated with a private placement memorandum and preparing for the SB-2 registration.

Financial Condition

Total assets. Total assets at September 30, 2007 were $2,487,719.  Total assets decreased even though FFMC’s revenues were up for the nine months ended September 30, 2007.  The decrease was due to amortization of intangible assets and depreciation of PPE.

Cash and cash equivalents at September 30, 2007 were $19,314. The $19,314 was due primarily to revenues from FFMC.

Notes receivable. Total notes receivable at September 30, 2007 were $33,355.  FFMC restructured a signature loan of $31,000 to an unrelated third-party.  Interest for the signature loan is payable annually at 13 percent per annum.  Our management believes these notes to be collectible and have no allowance for doubtful accounts established.

Prepaid expenses at September 30, 2007 were $23,330.  This was primarily due to FFMC purchasing a list of leads for the purpose of generating mortgage loans.

Other current assets at September 30, 2007 were $2,079.  This miscellaneous receivable is a payroll advance made to a loan originator.  The loan will be paid back out of commissions on loans in the employee’s pipeline.

Property and equipment (net). Property and equipment (net) at September 30, 2007 was $1,630,143.  Fixed assets consist of fixed assets from FFMC, the purchase of equipment and of our new building.

Intangible assets, net. Intangible assets, net at September 30, 2007 were $472,706.  The Intangible assets are from FFMC. These assets are FFMC’s marketing essentials.  The assets are being amortized monthly with a weighted average amortization period of three (3) years.

Deferred offering Cost. Deferred offering Cost at September 30, 2007 was $303,206.  The Deferred offering cost is the expense allocated to the SB2 filing.  Those expenses consist of Consultant fees, legal fees and accounting fees.

Trade payables. Trade payables at September 30, 2007 were $299,079. The trade payables balance is allocated as follows: $157,687 to FFHI and $141,392 to FFMC.

Line of credit. The line of credit at September 30, 2007 was $244,088.  This is a line of credit with Tower bank and FFMC’s lines of credit with Wells Fargo Bank Hicksville Bank.  The outstanding balances at September 30, 2007 were $43,574, $69,584, and $78,555 respectively.  The annual percentage rate for Tower Bank is adjustable and currently 7.75%.  The Wells Fargo Bank is adjustable and currently 13.00%.  The annual percentage rate at Hicksville Bank is 7.50% per annum.  These funds were used for debt consolidation and operations.  Also included is short term note with MVP mortgage.  The balance at September 30, 2007 was $52,375.  FFMC purchase a server and a lead list from MVP mortgage.

Due to related parties.  Due to related parties at September 30, 2007 was $500,000.  This resulted from a director providing a $300,000 line of credit for operations.  Principal and a flat 10% of the outstanding principal will be paid upon the Company raising $1,500,000 (50% of the offering) or more. In the event that the Company raises less than $1,500,000, the principal will continue to accrue interest at a flat rate of 20% per year and will be paid from operations, when available.

Long term debt. Long term debt including current maturities at September 30, 2007 was $980,459.  The majority of this debt results from the mortgage on the new office building $793,435. The remainder $187,024 resides on the books for FFMC.  This debt resulted from cost associated with expanding the mortgage subsidiaries markets in Florida and Georgia.

Bridge loans payable.  Bridge loans payable at September 30, 2007 was $125,000.  This was the result of the Company signing two Credit Agreements to borrow a total of $125,000, due to two unrelated individuals.  The terms on the Credit Agreement specifies an annual interest rate of 30%, due in full by March 14, 2008.  If amounts are not paid on or before March 14, 2008, an additional interest rate of 5% will be added with payment in full due on April 14, 2008.  The interest will continue to accrue thereafter at a rate of 1% per moth or 12% per annum until paid in full.  The proceeds were used for operational support.

Accrued Interest.  The company accrued interest on Bridge loans payable and Due to Related parties.  The balance at September 30, 2007 was $8,809 and $26,550 respectively.  The interest on the Bridge loan is accruing at a rate of 30% per annum and the interest due on related party is accruing at a rate of 20% per annum.

Other current liabilities. Other current liabilities at September 30, 2007 were $180,298.  FFMC performs the payroll functions and had an accrued payroll liability at September 30, 2007 of $141,198, of the remainder, $38,950, was for accrued property taxes and $150 for escrow liabilities.

Capital lease obligations. Capital lease obligations including current maturities at September 30, 2007 were $148,655.  FFMC leased new office equipment as a part of its capacity building and growth strategies.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company has incurred losses for the nine months ended September 30, 2007 of $1,096,178. Because of the continued absence of positive cash flows from operations, the Company will require substantial additional funding for continuing the development and marketing of its products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due.  Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $1,386,820 as of September 30, 2007. Our working capital deficit was primarily due to the legal and accounting expenses incurred while preparing the company for the anticipated public registration and the building of organizational infrastructure. Management anticipates that going forward that legal and accounting fees will decrease once the planned stock offering has been completed. Estimates for 2007 legal and accounting fees range between $75,000 and $125,000 as the company does not anticipate the need for as much legal and accounting consulting. In addition to the aforementioned legal and accounting fees management anticipates additional marketing and advertising costs estimated for 2007 between $100,000 and $150,000.  It is expected that these costs will be satisfied from working capital reserves and proceeds from operations.

The impact of these items was partially offset by the proceeds from the issuance of new debt of $625,000 and cash proceeds from the issuance of preferred stock during the nine months ended September 30, 2007.

Cash flows used in operations, totaling $786,062 for the nine months ended September 30, 2007 includes our net loss of $1,096,178 for the period and the lending activities associated with our warehouse line of credit.

Cash flows used in investing, totaling $21,116 for the nine months ended September 30, 2007 were due from the purchase of new office equipment.

Cash flows provided by financing, totaling $716,758 for the nine months ended September 30, 2007 resulted primarily from the issuance of debt and equity securities.

The Company plans to raise additional funds to meet its working capital requirements and for product development and marketing through proposed private and public sales of its securities. Management believes that it will require a minimum of $750,000 in financing over the next twelve months. Management believes that it will need approximately $150,000 to meet net capital requirements, approximately $300,000 to continue operations as currently conducted for the next twelve months and approximately $300,000 for product development.

Management has made plans to address these matters, which include:

§	Raise additional $750,000 to $3,000,000 in funds through the sale of its equity securities;
§	Use a portion of those proceeds to retain experienced wholesale account executives and retail loan officers with particular skills in the commercialization and marketing of its products; and

§	Use a portion of those proceeds to attain technology to develop such products and additional products.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability.

We believe that our capital resources, consisting of cash on hand together with our currently undrawn credit facility described below, the proceeds from the Company offering should be sufficient to meet our cash needs through the next twelve months. However, if we are unsuccessful in accessing the capital markets, we could be required to make significant payments that we may not have the resources to make. This could materially and adversely affect our financial condition and ability to continue as a going concern.

Our mortgage operations, which provides almost all of our total operating revenue with the balance attributed to rental income, also provides all of the consolidated cash flows from operations.

We are pursuing a strategy to improve our near-term liquidity and our capital structure in order to reduce financial risk. So far, we have taken the following measures to improve our near-term financial position:

On October 9, 2006 we closed on the acquisition of our new office building. We occupy 50 percent of the building and we rent out the remaining space to one tenant under a long-term lease. The proceeds from the tenant’s lease are sufficient to cover our mortgage debt service. The additional space that has been acquired will allow the company to implement its growth strategies concerning 1) Transition to a Mortgage Banker, 2) Increase Mortgage Loan Originations and 3) Internal growth by recruitment of highly qualified loan originators.

On January 29, 2007, management secured a line of credit in the amount of $200,000 from Tower Bank which is collateralized by the equity in the building purchased on October 9, 2006. A summary of terms of the LOC as described in the agreement are as follows:

Initial interest rate is 7.75% (Prime plus .25%) calculated daily

LOC is an open revolving account in which funds may be deposited or withdrawn on any business day.

Payment is interest only

LOC agreement matures on March 01,2008

Company will supply Tower Bank with:

Notice of Claims or litigation

Maintain financial records according to GAAP

 Annual and Interim Financial statements

Tax Returns

Maintain proper and required insurance coverage

Management continued to raise capital under the private placement memorandum until January, 15, 2007.  On January 15, 2007 $116,700 of Bridge loan debt converted to equity under the PPM.  In addition, management has also raised an additional $109,000 under the PPM.

Since January 1, 2007 the Company has increased the loan officer personnel by 2.5 times that of 2006. These loan officers are compensated by commission only. FFMC has been successful in hiring experienced loan officer with proven production records. The company expects revenues to increase in 2007 as a result of the additional production personnel.

On April 27, 2007 the Company secured a line of credit in the amount of $300,000 from Robert W. Carteaux.  On August 1, 2007 the credit agreement was increased to $500,00.  A summary of the terms of the line of credit as described in the agreement are as follows: principal and a flat 10% of the outstanding principal will be paid upon the Company raising $1,500,000 (50% of the offering) or more. In the event that the Company raises less than $1,500,000, the principal will continue to accrue interest at a flat rate of 20% per year and will be paid from operations, when available. As of September 30, 2007 Carteaux has advanced $500,000 to the Company and the Company has not repaid any principal to Carteaux.

In September 2007, the Company signed two Credit Agreements to borrow a total of $125,000, due to two unrelated individuals.  The terms on the Credit Agreement specifies an annual interest rate of 30%, due in full by March 14, 2008.  If amounts are not paid on or before March 14, 2008, an additional interest rate of 5% will be added with payment in full due on April 14, 2008.  The interest will continue to accrue thereafter at a rate of 1% per moth or 12% per annum until paid in full.  At September 30, 2007, the unrelated individuals have advanced $125,000 to the Company and the Company has not repaid any principal.

In October 2007, the Company authorized the issuance of 450,000 shares of Class D Convertible Preferred Shares.  The primary purpose of this authorization is to utilize the Class D Convertible Preferred Shares for retiring certain debt obligations.

However, we have historically operated with a working capital deficit as a result of our highly leveraged position, and it is likely that we will operate with a working capital deficit in the foreseeable future.

We may periodically need to obtain financing in order to meet our financial obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we become subject to significant judgments, settlements and/or tax payments. In the event of an adverse outcome in one or more of these matters, we could be required to make significant payments that we do not have the resources to make. The magnitude of future operating losses may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

Market Risks

Market risks generally represent the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Our market risk relates primarily to interest rate fluctuations. We may be directly affected by the level of and fluctuations in interest rates. Our profitability could be adversely affected during any period of unexpected or rapid changes in interest rates, by impacting the volume of mortgage originations. A significant change in interest rates could also change the level of loan applications, thereby adversely affecting origination fee income. We use several internal reports and risk management strategies to monitor, evaluate, and manage the risk profile of our loan volume in response to changes in the market. We cannot assure you, however, that we will adequately offset all risks associated with interest rate fluctuations impacting our loan volumes.

Item 3.  Controls and Procedures.

 (a)  Evaluation of disclosure controls and procedures

The Company’s management recognizes its responsibility for establishing and maintaining internal control over financial reporting for the Company.  After evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007 (the “Evaluation Date”), the Company’s management has concluded, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b)  Effectiveness of Internal Control

The Company’s management is reviewing the Company’s internal controls over financial reporting to determine the most suitable recognized control framework.  The Company will give great weight and deference to the product of the discussions of the SEC’s Advisory Committee on Smaller Public Companies (the “Advisory Committee”) and the Committee of Sponsoring Organizations’ task force entitled Implementing the COSO Control Framework in Smaller Businesses (the “Task Force”).  Both the Advisory Committee and the Task Force are expected to provide practical, needed guidance regarding the applicability of Section 404 of the Sarbanes-Oxley Act to small business issuers.  The Company’s management intends to perform the evaluation required by Section 404 of the Sarbanes-Oxley Act at such time as a framework is adopted by the Company.  At such time the Company adopts and implements a framework and as required by the SEC’s reporting requirements, the Company’s registered accounting firm will issue an “attestation report” on the Company management’s assessment of internal controls.

(c)  Changes in Internal Controls

After evaluation by the Company’s management, the Company’s management has determined there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date.

Part II.  Other Information

Item 1.  Legal Proceedings.

On November 28, 2006 a complaint was filed in the Court of Common Pleas, Cuyahoga County Justice Center in the State of Ohio in which FFMC was named as defendant. There are 22 named plaintiffs in the action. The lawsuit is not a class action. The complaint alleges violations of the Telephone Consumer Protection Act of 1991 which prohibits the transmission of unsolicited facsimiles for advertisement. The Complaint also asserts violation Consumer Sales Practice Act, a related Ohio statute for the transmission of unsolicited facsimiles for advertisement.  FFMC contracted with a third party for advertising services.  The third party sent facsimile transmissions to the plaintiffs in the action. Damages for violation of the federal statute range from $500-$1500 per violation.  Damages are $200 per violation of the Ohio statute; additionally, attorney’s fees may be awarded. The Company filed an answer to the complaint on February 7, 2007 in which it denied liability and asserted a complaint against the third party it contracted with for indemnification purposes.  The maximum aggregate amount of damages the Company faces for alleged violation is estimated at $94,400. It is the intention of the Company to vigorously defend against all claims asserted in the complaint.

Other than the lawsuit mentioned above, the Company is currently not a party to any material litigation, nor is the Company aware of any pending or threatened claims.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

NONE

Item 5.  Other Information.

NONE

Item 6.  Exhibits

Exhibit Number and Description

Location Reference

(a)

Financial Statements

Filed Herewith

(b)

Exhibits required by Item 601, Regulation S-B:

Soliciting Dealer Agreement

1.1

*

Plan and Agreement of Reorganization by Merger of Titan Holdings, Inc.

with and into Northern Business Acquisition Corp. under the name of

Titan Holdings, Inc.

2.1

*

Exchange Agreement (Acquisition of FFMC by Freedom Financial)

2.2

*

Northern Business Acquisition Corp. Articles of Incorporation

3.1(a)

*

Northern Business Acquisition Corp. Bylaws

3.1(b)

*

Articles of Amendment Titan Holdings, authorizing Class A Preferred

Shares filed 03/30/2006

3.2

*

Articles of Amendment Titan Holdings, name change to Freedom

Financial, filed 04/24/2006

3.3

*

Articles of Amendment Freedom Financial, authorizing Class B & Class

C Preferred Shares filed 10/02/06

3.4

*

Articles of Amendment Freedom Financial, changing share price to $2 for Class B and C filed 12.28.06

3.5

*

Articles of Amendment Freedom Financial, authorizing Class D

Preferred Shares filed 10/20/07

3.6

Filed Herewith

Titan Holdings Articles of Incorporation filed 08/15/2005

3.7(a)

*

Titan Holdings, Inc. Bylaws

3.7 (b)

*

Employment Agreement – Brian Kistler dated 8/1/06

10.1

*

Employment Agreement – Sinn

10.2

*

Non-Compete Agreement – Sinn

10.3

*

Employment Agreement – Hunt

10.4

*

Non-Compete Agreement – Hunt

10.5

*

Employment Agreement – Fields

10.6

*

Lock-Up Agreement

- Hunt

10.7

*

Lock-Up Agreement – Sinn

10.8

*

Registration Rights Agreement - Class A - Form

10.9

*

Series A Warrant Agreement – Form

10.10

*

Series B Warrant Agreement – Form

10.11

*

Convertible Note – Titan Holdings and Brian Kistler dated 8/1/05

10.12

*

Novation Agreement

10.13

*

Subscription Agreement – Class B – Brian Kistler (September)

10.14

*

Registration Rights – Class B – Kistler (September)

10.15

*

Amended and Restated Subscription Agreement (December)

10.16

*

Registration Rights –Class B Note –Kistler (December)

10.17

*

Restricted Stock Agreement

10.18

*

Registration Rights Agreement – Class B Services- Kistler (September)

10.19

*

Amended and Restated Restricted Stock Agreement dated 12/19/06

10.20

*

Registration Rights Agreement – Class B Services dated 12/31/06

10.21

*

Official Offer to Purchase Real Estate 8.9.06

10.22

*

Amended and Restated Offer to Purchase Real Estate 092506

10.23

*

Second Amended and Restated Offer to Purchase Real Estate

1/09/2007

10.24

*

Registration Rights Agreement Building Purchase Class C – Carteaux

(September)

10.25

*

Registration Rights Agreement Building Purchase Class C – Lipp

(September)

10.26

*

Warrant Agreement – Building Purchase – Lipp (September)

10.27

*

Warrant Agreement – Building Purchase – Carteaux (September)

10.28

*

Registration Rights Agreement Building Purchase – Class C – Lipp

(January)

10.29

*

Registration Rights Agreement Building Purchase – Class C – Carteaux

(January)

10.30

*

Warrant Agreement – Building Purchase – Lipp 1.9.07

10.31

*

Warrant Agreement – Building Purchase – Carteaux 1.9.07

10.32

*

Official Offer for Personal Guarantee

 - Carteaux

10.33

*

Amended and Restated Personal Guarantee dated 092206

10.34

*

Warrant Agreement – Personal Guarantee – Carteaux

10.35

*

Registration Rights Agreement Personal Guarantee - Carteaux

10.36

*

Consulting Agreement – Action Mentoring Program

10.37

*

Addendum to Action Consulting Agreement

10.38

*

Consulting Agreement – Medallion Consultants

10.39

*

Friedland Capital Advisory Agreement with Titan

10.40

*

Amendment to Friedland Capital Advisory Agreement

10.41

*

Friedland Corporate Investor Services Agreement with NBAC

10.42

*

Commercial Lease Agreement (Georgia office)

10.43

*

Office Lease Stone Pointe Suite 100

(Ft. Wayne)

10.44

*

Office Lease Stone Pointe Suite 200

(Ft. Wayne)

10.45

*

Florida Lease

10.46

*

2006 Incentive Stock Plan

10.47

*

Form – Lock Up Agreement

10.48

*

Form –Amended Lock Up Agreement (Merger Shares)

10.49

*

Underwriter Warrant

10.50

*

Registration Rights Agreement – Class B Note – Kistler (February)

10.51

*

Tower Bank Line of Credit

10.52

+

Tower Bank Building Purchase Note

10.53

+

Form – Amended Lock-Up Agreement Selling Security Holders – Price

10.54

+

Escrow Agreement Tower Trust Company - Proceeds

10.55

+

Escrow Agreement – Shares

10.56

+

Master Treasury Management Services Agreement

10.57

#

Amended Line of Credit Agreement – Carteaux

10.58

‡

Second Amendment to Friedland Capital Agreement

10.59

‡

Shareholder Agreement Re: Surrender of Shares

10.60

‡

Subsidiaries of the Small Business Issuer

21.1

*

Certification of Chief Executive Officer

31.1

Filed Herewith

Certification of Chief Financial Officer

31.2

Filed Herewith

Certification of Chief Executive Officer

pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

32.1

Filed Herewith

Certification of Chief Financial Officer

pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

32.2

Filed Herewith

Exhibit Key

*	Incorporated by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission on February 8, 2007.
+	Incorporated by reference to the Company’s Form SB-2A filed with the Securities and Exchange Commission on May 3, 2007.
#	Incorporated by reference to the Company’s Form SB-2A filed with the Securities and Exchange Commission on May 29, 2007.
‡	Incorporated by reference to the Company’s Form SB-2A filed with the Securities and Exchange Commission on July 16, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM FINANCIAL HOLDINGS, INC.

Date:  November 14, 2007

/s/ Brian K. Kistler

BRIAN K. KISTLER,

Chief Executive Officer

Date:  November 14, 2007

/s/ Robin W. Hunt

ROBIN W. HUNT

Chief Financial Officer