Form 10KSB
period 2007-12-31
FREEDOM FINANCIAL HOLDINGS INC
filed 2008-04-15
CIK 1386044

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission file number 333-105778

Freedom Financial Holdings, Inc.

(Name of small business issuer in its charter)

Maryland                                       56-2560951

(State or other jurisdiction of                   (I.R.S. Employer

incorporation or organization)                  Identification No.)

6615 Brotherhood Way, Fort Wayne, IN     46825

(Address of principal executive offices)               (Zip Code)

Issuer's telephone number: 260-490-5363

Securities registered under Section 12(b) of the Exchange Act:

Title of each class          Name of each exchange on which registered

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. (_)

Note - Checking the box above will not relieve any  registrant  required to file  reports  pursuant  to Section 13 or 15(d) of the  Exchange  Act from their obligations under those Sections.

Check  whether  the issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2) has been  subject  to such  filing  requirements  for the past 90 days.  Yes (X) No(_).

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (_).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes (_) No (X)

State issuer's revenues for its most recent fiscal year:  $ 1,693,067.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  $0.00

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,669,043

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check One): Yes (_) No (X)

Transfer Agent as of December 31, 2007:

Fidelity Transfer Company
8915 S. 700 E. SUITE 102
SANDY, UT 84070

FREEDOM FINANCIAL HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-KSB

Fiscal Year Ended December 31, 2007

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-KSB of Freedom Financial Holdings, Inc. for the year ended December 31, 2007 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements.  Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.  Our actual results could differ materially from those anticipated in these forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Titan Holdings, Inc. was incorporated as an Indiana corporation in August 2005. Freedom Financial Holdings, Inc. (the “Company”) was incorporated in Maryland in June 2005 under the name Northern Business Acquisition Corp., a Maryland company, which had been formed specifically for merger with Titan Holdings, Inc., to change the state of incorporation. In February 2006, Titan Holdings, Inc. merged into Northern Business Acquisition Corp. In April 2006, the name was changed to Freedom Financial Holdings, Inc. We are a holding company and conduct all of our operations through our wholly owned subsidiary Freedom Financial Mortgage Corp. Investors in the offering by the Company will purchase shares of Freedom Financial Holdings, Inc., the Maryland holding company.

The Company acquired a mortgage brokerage division in May 2006 through the acquisition of Freedom Financial Mortgage Corp., an Indiana corporation (“FFMC”). FFMC is a mortgage broker and generates revenues by originating mortgage loans that are funded by third parties.

Prior to the acquisition, the Company did not commence operations and did not have any assets or liabilities. Accordingly, the consolidated financial statements included in this prospectus are the financial statements of FFMC.

Currently, the Company’s principal line of business is engaging as a mortgage broker. Our services include originating and processing mortgage loans at our offices. We are licensed currently as a mortgage broker in Indiana, Florida, Georgia, Ohio  and Tennessee. FFMC, as a licensed Indiana loan broker, is subject to the Indiana Loan Broker Act. The Company intends to operate the planned expansion of FFMC to build a nationwide broker infrastructure which the Company will use as a distribution channel for its mortgage business.

OUR STRATEGY

Freedom Financial Mortgage

FFMC was formed in late 1997 as an Indiana company specializing in second mortgages and debt consolidation.  While FFMC does specialize in brokering prime paper (i.e. loans that meet Freddie Mac or Fannie Mae underwriting criteria), it also provides Federal Housing Administration, Veteran’s Administration, non-prime, Jumbo and Super-Jumbo mortgage, refinancing and home equity products for individuals across a wide range of incomes and credit risks.

Current Business Model – Mortgage Broker

Today, FFMC operates strictly as a mortgage broker, securing loans on behalf of its partners.  The primary function of FFMC is to originate mortgage loans and broker those loans to approved wholesale lenders. FFMC offers conventional, Federal Housing Association, Veteran’s Administration, Non-prime, Jumbo and Super-Jumbo mortgage products for individuals across a wide range of incomes and credit risks.  FFMC does not make underwriting decisions; underwriting decisions are ultimately the decision of the wholesale lenders. As a broker, FFMC does not assume any risk on its loans and receives a small fee i.e., one and one-half percent (1.5%) of loan volume, for each mortgage it places.

FFMC maintains stringent guidelines with regard to the mortgages it originates.  All candidates, whether identified through direct solicitation by the sales team or an individual contacting the company through the website, are required to provide a completed residential loan application, W-2's and/or tax returns for the previous two (2) years, and recent bank, stock and retirement account statements.  Applicants may be required to provide additional documents or verifications based upon their particular history – i.e., have they ever filed for bankruptcy, or does the property in question have a primary mortgage.

With every completed application package, FFMC’s primary objective is to ensure that the borrower has the capacity to carry the anticipated payment schedule.  For each of its loan products, FFMC has specific qualification parameters, as designated by each lender, and it will review the applicant’s credit history, asset portfolio, employment history, and property values to make the determination whether or not to approve the loan.  Each situation is unique and evaluated on a case by case basis, with the resulting loan created specifically for that individual.

The major competition for FFMC in the Fort Wayne, Indiana market comes from the following, but is not limited to local banks and credit unions which offer prime loans only and other privately owned companies which provide a variety of products. Some provide prime loans only while others provide both prime and sub-prime loans. In 2005 there was approximately $125 billion dollars in mortgage originations in the State of Indiana; the data for 2006 is not yet available. There is substantial competition on both the national and local level and the Company originates only a small portion of all loans originated in the areas in which it is licensed.

U.S Department of Housing and Urban Development (“HUD”) Loan Correspondent

HUD requires, for initial and continued approval, that a loan correspondent mortgagee have and maintain an adjusted net worth of at least $63,000, plus $25,000 for each registered branch office up to a maximum required net worth of $250,000. Approved mortgagees must maintain at least the minimum adjusted net worth at all times. If at any time it falls below the required minimum, the mortgagee must notify the Lender Approval and Recertification Division and submit a Corrective Action Plan. Failure to comply is grounds for an administrative action by the Mortgagee Review Board.

FFMC has been licensed with HUD as a Supervised Loan Correspondent since 2000.  As such it is required to maintain a minimum adjusted net worth of $113,000 ($63,000 for the main office plus $25,000 for each of its two (2) HUD branch offices). Maintaining a license with HUD allows FFMC to originate FHA loans that it would not otherwise be able to originate. Approximately five percent (10%) of FFMC’s business is derived from HUD/FHA loans.

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

Market/Competitive Overview

The residential mortgage industry has grown significantly over the past 10 years, with loan originations totaling over $2.8 trillion in 2004. The Mortgage Bankers Association reported total originations in 2006 of $2.50 trillion and estimates $2.28 trillion for 2007, $2.23 trillion for 2008 and $2.14 trillion in 2009.

The majority of prime or “A” paper loans are held by large banks and mortgage lenders (i.e. Wells Fargo and Co., CountryWide, and Washington Mutual Bank). While the profit margin on these instruments is somewhat lower than that of sub-prime paper, (i.e., loans made that do not meet Freddie Mac or Fannie Mae underwriting criteria), and Alt-A paper (a mortgage categorization that falls between prime (A) and sub-prime, but closer to prime, also referred to as “A” minus), the associated risk and service requirements are far less, so large lenders are able to generate substantial revenues by virtue of the volume of loans they underwrite. One of the primary factors in growth in the mortgage industry is the impact of Sub-prime and Alt-A lenders.

The overwhelming majority of sub-prime loans are Adjustable Rate Mortgages (“ARMs”).  Unlike a traditional Fixed Rate Mortgage, where the interest and monthly payments remain fixed for the term of the loan, with an ARM, the interest rate is fixed only for a specific term, after which it will periodically (annually or monthly) adjust up or down as a function of some market index. Inasmuch as an ARM transfers part of the interest rate risk from the lender to the borrower, less “qualified” borrowers are more easily able to secure loans. Generally not long-term instruments, ARMs essentially serve as a “bridge” loan for individuals to purchase a home, establish or improve their credit and then secure a traditional mortgage at a more attractive rate.

To that end, when necessary, FFMC encourages customers that are in the sub-prime category to improve their credit, thereby enabling them to secure a loan at a more attractive rate at the end of the fixed term. This relationship serves FFMC in two ways. First, it provides the opportunity to generate another transaction, i.e., when the borrower goes to refinance their mortgage, typically two (2) to three (3) years from origination. Second, it presents the opportunity to offer the customer additional services; both of these benefits improve the Company’s revenue generating capabilities.

In Fort Wayne, Indiana there are well over 100 small mortgage brokerage shops. Most consist of the owner and 2-3 loan officers. Many of the local loan officers are part time and do not depend on the mortgage industry as their main source of income. FFMC has recently added over 15 experienced loan officers in Fort Wayne, Indiana from other mortgage offices that have either closed or cut back on benefits and support staff. Currently FFMC has a total of 39 loan officers. 5 located in Woodstock, Georgia, 4 in Tampa, Florida, and 30 in Fort Wayne, Indiana.

The major competition for FFMC in the Fort Wayne, Indiana market comes from the following, but is not limited to local banks and credit unions which offer prime loans only and other privately owned companies which provide a variety of products. Some provide prime loans only while others provide both prime and sub-prime loans. In 2005 there was approximately $125 billion dollars in mortgage originations in the State of Indiana; the data for 2006 is not yet available. There is substantial competition on both the national and local level and the Company originates only a small portion of all loans originated in the areas in which it is licensed.

Staff & Facilities

The nature of FFMC’s business enables it to operate with very little physical infrastructure. Currently, FFMC’s corporate headquarters, in Fort Wayne, Indiana, is 8,000 square feet and houses senior management, twenty eight (20) loan officers, and four (3) processors. FFMC also has two (3) other small offices, one (1) in Georgia with three (3) loan officers and two (2) loan processors, one (1) in Ohio with one loan officer and the other in Florida where two (2) loan officers operate.

ITEM 2. DESCRIPTION OF PROPERTY

Indiana Headquarters

The headquarters of the Company are located in Fort Wayne, Indiana. On August 9, 2006 the Company signed an agreement to purchase real property located at 6615 Brotherhood Way, Fort Wayne, Indiana 46825. The Company moved into the new office space in December 2006. The building is approximately 16,000 square feet. The purchase price of the property was seven hundred thousand dollars ($700,000) in addition to equity in the Company.  In connection with the purchase of the property the Company also entered into a loan agreement with Tower Bank & Trust Company (the “Bank”) in which the Bank provided a loan for $700,000.

On September 30, 2006, the Company executed an Amended and Restated Building Purchase Offer (the “Purchase Agreement”) which replaced the August 9, 2006 agreement. The terms of the Purchase Agreement called for the

Company to issue Class C convertible preferred shares of stock in the amount of six hundred thousand (600,000) shares as partial payment for the property. The Class C preferred shares were to be convertible into common stock of the Company at 85% of the price set forth in the Company offering. The holders of the Class C shares entered into a registration rights agreement with the Company which, if the Company filed a registration statement, required the Company to register all of the common stock into which the Class C Preferred Shares may be converted.  Additionally, the Purchase Agreement provided for, as additional consideration, warrants to purchase shares of common stock, at the price set forth in the Company offering, in an amount equal to 150% of the number of shares the Class C preferred shares could be convertible into as of the closing date of the Company Offering Period. Further, the common stock underlying the warrants had piggyback registration rights.

Subsequently, in December 2006, the terms of the Purchase Agreement were renegotiated.  The terms of the Second Amended and Restated Purchase Agreement call for the Company to issue 300,000 Class C convertible preferred shares of stock as partial payment for the property. The remainder of the terms remained the same.

Additionally, and in connection with the Purchase Agreement, the Company entered into a personal guarantee agreement which granted Robert W. Carteaux (“Carteaux”) 150,000 warrants to acquire common stock, at 85% of the Company offering price, in exchange for the personal guarantee of Carteaux on the loan made to the Company by the Bank. The common stock underlying the warrants has piggyback registration rights.

The Company occupies approximately 8,000 square feet of the building space and renovations on the space were completed in December 2006.  The cost of the renovation was approximately $100,000.  The Bank loaned the Company the funds for the renovation.

The Company is currently leasing approximately 8,000 square feet of the building to Butler Telecom, Inc. which is a subsidiary of Butler International, Inc.  The rent is $8,600 per month. Butler Telecom has been a tenant in the space in the building for approximately five (5) years.

Former Headquarters

The former office of the Company was located in Stone Pointe Office Park at 421 E. Cook Road, Suite 200, Fort Wayne, Indiana 46825. The lease, which was originally effective July 1, 2003, was amended in January 2006 to extend the term for 36 months commencing on July 1, 2006 and ending on June 30, 2009.  The base rental is $2,943 per month and the space consists of approximately 2,277 square feet.  The Company intends to sub-lease its former headquarters on E. Cook Road. In the event that the Company is not able to sub-lease its former office space it will continue to be obligated to make monthly rental payments pursuant to the lease agreement which terminates in June 2009.  As of the date of this Prospectus, the Company has not sub-let the former headquarters.

Florida Office

FFMC has an office in the Cypress Point Executive Suites in a building located at 10014 N. Dale Mabry Highway, Suite 5, Tampa, Florida 33618. FFMC executed a lease for the term of one year commencing on April 1, 2001 and terminating on June 30, 2001 continuing month to month thereafter.  The base rental rate is $460.00 per month.  The space consists of approximately 800 square feet.

Georgia Office

FFMC also has an office in Woodstock, Georgia.  The office is located at 2230 Towne Lake Parkway, Bldg 600, Suite 120, Woodstock, Georgia 30189.  The office space is approximately 1200 square feet and the base rental is

$1250 per month. The lease is month to month and requires a 60 day written termination notice.  The space is owned by Elle’s Enterprises, which is owned by Lori Newbury and Lori Beardslee, who are employees of FFMC.

ITEM 3. LEGAL PROCEEDINGS

On November 28, 2006 a complaint was filed in the Court of Common Pleas, Cuyahoga County Justice Center in the State of Ohio in which FFMC was named as defendant. There were 22 named plaintiffs in the action. The lawsuit was not a class action.  The complaint alleged violations of the Telephone Consumer Protection Act of 1991 which prohibits the transmission of unsolicited facsimiles for advertisement.  The Complaint also asserted violation of Consumer Sales Practice Act, a related Ohio statute for the transmission of unsolicited facsimiles for advertisement.  FFMC contracted with a third party for advertising services.  The third party sent facsimile transmissions to the plaintiffs in the action. Damages for violation of the federal statute range from $500-$1500 per violation.  Damages are $200 per violation of the Ohio statute; additionally, attorney’s fees may be awarded.  The Company filed an answer to the complaint on February 7, 2007 in which it denied liability and asserted a complaint against the third party it contracted with for indemnification purposes.  The maximum aggregate amount of damages the Company faced for alleged violation was estimated at $94,400.

The Company vigorously defended against all claims asserted in the complaint.  On December 3, 2007, FFMC entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”).  Under the terms of the Settlement Agreement, FFMC was to pay to Plaintiffs Fifteen Thousand Dollars ($15,000.00) on or before December 5, 2007.  In addition, FFMC shall take all reasonable actions in the Litigation to obtain a monetary award in the amount of $15,000.00 against EZPMG, Inc. in connection with the Motion for Default Judgment that FFMC has been granted against EZPMG, Inc. in the Litigation and shall then assign said judgment to Plaintiffs. The risk of collecting any money from EZPMG, Inc. pursuant to the assignment shall be borne solely by Plaintiffs, and FFMC does not represent, guarantee or warrant that Plaintiffs will successfully collect from EZPMG, Inc. any part of the assigned judgment.

Other than the lawsuit mentioned above, the Company is currently not a party to any material litigation, nor is the Company aware of any pending or threatened claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS  ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

No public market for common stock

There is presently no public market for our common stock. There is no assurance that a trading market will develop, or, if developed, that it will be sustained.  A purchaser of shares may, therefore, find it difficult to resell our securities offered herein should he or she desire to do so when eligible for public resale.

Holders

On February 26, 2008 there were 69 shareholders of record of our common stock. Our shares of common stock are approved for quotation on the OTC Bulletin Board under the symbol “FDMF”.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.  Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

To date we have not granted any stock options pursuant to our 2006 Stock Option Plan.

Recent Sales of Unregistered Securities

In February 2005 the Company issued 245,454 shares of its common stock to consultants in exchange for services rendered to us. The shares were issued with restrictions pursuant to Section 4(2) of the Securities Act.

In August 2005, the Company issued a note payable, convertible into the Company’s common stock at $1.00 per share in exchange for Brian Kistler (“Kistler”) agreeing to pay future costs and expenses. Subsequently, in September 2006, in exchange for payment of the debt owed by the Company, Mr. Kistler agreed to accept 304,589 shares of Class B Convertible Preferred Stock. In November 2006, the terms of the transaction were renegotiated. In exchange for payment of the debt owed by the Company, Mr. Kistler agreed to accept 152,294 shares of Class B Convertible Preferred Stock which are convertible at 2/3 of the Company offering price. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act.  These shares were converted to 228,443 common shares upon the filing of this registration statement. Mr. Kistler is the CEO of the Company.

In April 2006 the Company issued 1,350,000 shares of common stock to Brian Kistler, the CEO of the Company, and members of his immediate family in connection with the merger of Titan Holdings, Inc., an Indiana corporation into Northern Business Acquisition Corp, a Maryland corporation. The shares were issued with restrictions pursuant to Section 4(2) of the Securities Act.

In April 2006 the Company issued 859,091 shares of its common stock to the shareholders of FFMC in connection with the acquisition of FFMC by the Company. The shares were issued with restrictions pursuant to Section 4(2) of the Securities Act.

In the second quarter of 2006 the Company commenced and completed a private offering to accredited investors only (the “Private Placement”). The Company offered Class A Preferred Shares at $1.00 per share which were convertible at 1/3 of the price of our stock in the Company offering and warrants to purchase common stock at 150% of the Company offering price. The total amount sold was 448,950 Class A Shares and warrants and the Company received $448,950. The Company sold units pursuant to an exemption for registration claimed under Regulation D pursuant to the Securities Act.

These shares of Class A Preferred Stock qualified for exemption under Section 4(2) of the Securities Act of 1933 because the issuance of the shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, the size of the offering, and manner of the offering.  Each investor completed a questionnaire to confirm that he/she/it met all of the requirements necessary to be classified as an accredited investor and that he/she/it could bear the economic risk of the investment.  Additionally, each of these investors had some form of prior relationship with the Company or Mr. Kistler, the Chief Executive Officer of the Company, in that these investors were all either friends or family of Mr. Kistler.   As a result the offering was completed with no general solicitation or advertising by the Company.  Based on the analysis of the aforementioned items, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

As of July 2006, the Company was indebted to Kistler for accrued, but unpaid compensation. In September 2006, in exchange for services performed, the Company issued Kistler 169,500 shares of Class B Convertible Preferred shares.  Subsequently, in November 2006, the terms of the transaction were renegotiated. In exchange for services performed, Kistler agreed to accept 84,750 Class B Convertible Preferred Shares convertible at 2/3 of the Company offering price.  The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act.  These shares were converted to 228,443 common shares upon the filing of this registration statement. Mr. Kistler is the CEO of the Company.

In October 2006 the Company issued a warrant to purchase 150,000 shares of common stock to Robert W. Carteaux, a director of the Company, at an exercise price of 85% of the price of shares in the Company offering.  The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act.

In October 2006 the Company issued 529,412 warrants to purchase common stock, as part of an agreement to purchase real property, at an exercise price equal to the price of shares sold in the Company offering. The warrants were issued to Robert W. Carteaux and Stanley P. Lipp, directors of the Company, pursuant to an exemption under Section 4(2) of the Securities Act.

In October 2006 the Company issued 600,000 shares of Class C Preferred shares to Robert W. Carteaux and Stanley P. Lipp, directors of the Company, valued at one dollar ($1.00) per share as part of an agreement to purchase real property. In December 2006 the terms of the transaction were renegotiated and the Company issued 300,000 Class C Preferred shares valued at two dollars ($2.00) per share. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act. The 300,000 Class C shares were converted into 352,941 shares of common stock upon the filing of this registration statement.

In December 2006 the terms of the Private Placement were renegotiated. At that time the accredited investors were given a private placement memorandum (“Memorandum”) and financial statements of the Company. The accredited investors who invested in the previous private placement agreed to reinvest subject to the new terms. Pursuant to the Memorandum, the Company offered Units which consisted of: one (1) Class A Preferred Share at $2.00 per share which were convertible at 2/3 of the Company offering price of our stock; one (1) Series A warrant to purchase common stock at 120% of the Company offering price; and one (1) Series B warrant to purchase common stock at 150% of the Company offering price. In January 2007 the Company sold an additional 55,850 Units ($111,700) in the Company.

In January 2007 the Company issued 337,325 shares of its Class A Preferred stock, 337,325 Series A warrants and 337,325 Series B warrants that were sold pursuant to the Memorandum.  Such shares were issued in reliance on an exemption for registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.  The shares were converted to 505,989 common shares upon the filing of this registration statement

In January 2007 the Company issued 148,483 shares of its common stock to consultants in exchange for services rendered to us. The shares were issued with restrictions pursuant to Section 4(2) of the Securities Act. In June 2007, as the result of the renegotiation of a contract, the 148,483 shares were cancelled.

Item 6.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties.

Forward-looking statements speak only as of the date they are made.  We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made. We were incorporated under the laws of Maryland on June 16, 2005. Through our subsidiary, FFMC, we are mortgage brokerage firm serving the lending needs of real estate professionals, builders, and individual home buyers across the United States. We have access to a full range of mortgage products, and we are dedicated to finding the right loan--with the best rates, terms and costs--to meet each client’s unique needs.

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

•

Internal Growth. We intend to continue to recruit highly-qualified loan originators and support staff.  Our compensation plan which includes stock options and stock bonuses for production will enhance our ability to recruit and retain key employees.  We currently have branches in Indiana, Georgia and Florida.  Through this growth we intend to expand our retail branch network into new geographic markets and to further penetrate existing geographic markets.

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

Results of Operations

According to purchase accounting rules, the results of operations of an acquired company are included in consolidated operations from the date of purchase.  Because the Company acquired FFMC in early May 2006, the results of operations for the year ended December 31, 2006 did not include the results of operations of FFMC for the period from January through April 2006.  Accordingly, the results of operations for the year ended December 31, 2006 and the results of operations for the year ended December 31, 2007 are not comparable.

Revenue

As previously stated, revenues from FFMC for the period from January through April 2006 are not included.  All revenues for the year ended December 31, 2007 were from FFMC.

Total revenue. Total revenue was $1,693,067 for the year ended December 31, 2007 and $1,232,144 for the year ended December 31, 2006.  Revenues consisted of loan originations and processing fees earned buy FFMC.

Loan origination. Income from loan originations was $1,460,844 for the year ended December 31, 2007 and $1,095,253 for the year ended December 31, 2006.  Loan origination fees are earned by matching the client with the appropriate lender. These revenues are realized at the time the mortgage transaction is closed and funded.

Loan processing fees. Income from loan processing fees was $232,223 for the year ended December 31, 2007 and $136,891 for the year ended December 31, 2006.  Loan processing fees are earned by packaging the clients’ loan documentation and presenting the package to a lender for approval.  These fees are realized at the time the mortgage transaction is closed and funded.

Operating Expenses

FFMC expenses are not included for the period from January through April 2006.  Accordingly, the results of operations for the year ended December 31, 2007 and the results of operations for the year ended December 31, 2006 are not comparable.

Total operating expenses. Total operating expense was $3,543,004 for the year ended December 31, 2007 and $1,975,027 for the year ended December 31, 2006.  Total operating expenses consist of cost of revenues and selling, general and administrative expenses.  As previously stated FFMC expenses are not included for the period from January through April 2006.

Cost of revenues.  Cost of revenues was $1,371,177 for the year ended December 31, 2007 and $680,332 for the year ended December 31, 2006.  Cost of revenues is only related to FFMC for the cost of loan originations.

Gross Profit.  Gross profit was 19% for the year ended December 31, 2007 and 45% for the year ended December 31, 2006.  The difference is due to FFMC increasing its sales support staff during year ended December 31, 2007.

Selling, general and administrative expenses. Selling, general and administrative expenses were $2,171,827 for the year ended December 31, 2007 and $1,294,695 for the year ended December 31, 2006.  This results from FFMC’s operating expenses, the cost associated with a private placement memorandum and completing an SB-2 registration. Other expenses relate to the hiring of new employees to the executive staff as we prepare for company growth and the amortization of intangible assets.

Other income and expenses

Rent income. Rent income was $103,200 for the year ended December 31, 2007 and $17,200 for the year ended December 31, 2006.  This resulted from the acquisition of the office building on October 9, 2006 and the existing lease.

Interest income. Interest income was $28,604 for the year ended December 31, 2007 and $9,273 for the year ended December 31, 2006.  This resulted from the sale of 224,475 units of Class A Convertible Preferred Stock.  The proceeds from the Sale of Class A Convertible Preferred Stock were put on deposit in an interest bearing account.

Contributed Services, Contributed services was $87,500 for the year ended December 31, 2007 and $-0- for the year ended December 31, 2006.  This resulted from an officer of the company contributing his services.  The officer was compensated by the issuance of 52,500 shares of class D convertible preferred stock.

Interest expense, related party. Interest expense, related party was $17,500 for the year ended December 31, 2007 and $10,320 for the year ended December 31, 2006.  This resulted from an officer of the company paying certain cost and expenses on behalf of the company.  The corresponding note payable for the year ended December 31, 2006 is $292,440 and $139,150 for the year ended December 31, 2005.  The note payable carried an Annual interest rate of 6% per annum.  The note payable was paid in full by the issuance of 152,294 shares of class B convertible preferred stock.  The increase in 2007 was due to a director of the company providing a bridge loan for operation.  The loan carried an interest rate of 20% per annum.

Interest expense, other. Interest expense other was $239,863 for the year ended December 31, 2007 and $66,427 for the year ended December 31, 2006.  The interest expense was due to the debt service of FFMC, the conversion of certain bridge loans to class D convertible preferred stock and the debt service on the mortgage for the building.  The short term and long term debt carry a variety of interest rates and monthly debt service consist of principal and interest payments.

Net loss. Net loss for the year ended December 31, 2007 was $2,062,996 and $793,157 for the year ended December 31, 2006. This loss is the results of FFMC’s operating loss combined with the cost associated with a private placement memorandum and completing an SB-2 registration.

Financial Condition

Total assets. Total assets at December 31, 2007 were $1,920,789.  Total assets decreased even though FFMC’s revenues were up for the year ended December 31, 2007.  The decrease was due to amortization of intangible assets and depreciation of PPE.

Cash at December 31, 2007 was $39,169. The $39,169 was due primarily to revenues from FFMC.

Notes receivable. Total notes receivable at December 31, 2007 were $34,360.  FFMC restructured a signature loan of $30,000 to an unrelated third-party.  Interest for the signature loan is payable annually at 20 percent per annum.  Our management believes these notes to be collectible and have no allowance for doubtful accounts established.

Prepaid expenses at December 31, 2007 were $9,463.  This was primarily due to the purchase of insurance policies for property, liability and mortgage broker bonds.

Property and equipment (net). Property and equipment (net) at December 31, 2007 was $1,604,673.  Fixed assets consist of fixed assets from FFMC, the purchase of equipment and of our new building.

Intangible assets, net. Intangible assets, net at December 31, 2007 were $229,238.  The Intangible assets are from FFMC. These assets are FFMC’s marketing essentials.  The assets are being amortized monthly with a weighted average amortization period of three (3) years.  Due to changes in employment agreements the intangible asset for non-compete agreements for Sinn and Hunt were completely amortized at December 31, 2007 in the amount of $342,216.

Trade payables. Trade payables at December 31, 2007 were $228,432. The trade payables balance is allocated as follows: $101,256 to FFHI and $127,175 to FFMC.

Line of credit. The line of credit at December 31, 2007 was $345,576.  This is a line of credit with Tower bank and FFMC’s lines of credit with Wells Fargo Bank and Hicksville Bank.  The outstanding balances at December 31, 2007 were $188,500, $69,627, and $78,555 respectively.  The annual percentage rate for Tower Bank is adjustable and currently 5.50%.  The Wells Fargo Bank is adjustable and currently 10.75%.  The annual percentage rate at Hicksville Bank is 8.25% per annum.  These funds were used for debt consolidation and operations.  Also included is short term note with MVP mortgage.  The balance at December 31, 2007 was $8,894.  FFMC purchase a server and a lead list from MVP mortgage.

Long term debt. Long term debt including current maturities at December 31, 2007 was $961,019.  The majority of this debt results from the mortgage on the new office building $786,925. The remainder $174,094 resides on the books for FFMC.  This debt resulted from cost associated with expanding the mortgage subsidiaries markets in Florida and Georgia.

Other current liabilities. Other current liabilities at December 31, 2007 were $80,335.  FFMC performs the payroll functions and had an accrued payroll liability at December 31, 2007 of $35,285, of the remainder, $1,000, was for accrued property taxes.

Capital lease obligations. Capital lease obligations including current maturities at December 31, 2007 were $141,464.  FFMC leased new office equipment as a part of its capacity building and growth strategies.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company has incurred losses in 2007 and 2006 of approximately $2,062,996 and $793,157, respectively. Because of the continued absence of positive cash flows from operations, the Company will require substantial additional funding for continuing the development and marketing of its products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due.  Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $691,569 as of December 31, 2007.  Our working capital deficit was primarily due to the expenses incurred while preparing the company for the public registration, preparation of a private placement memorandum and the building of organizational infrastructure. In anticipation of becoming a public company, we have been operating as if we were public since May 2006.

Net cash used in operating activities for the year ended December 31, 2007 was $1,481,592, primarily due to the expenses incurred while preparing the company for the public registration and the amortization of intangibles, compared to net cash used in operating activities of $129,141 for the year ended December 31, 2006.  Net cash used in investing activities for the year ended December 31, 2007 was $60,384, primarily due to the acquisition of computer equipment, compared to $1,000,538 for the year ended December 31, 2006.  Net cash provided by financing activities for the year ended December 31, 2007 was $ 1,471,411, primarily from the issuance of a class D preferred stock, compared to $1,239,413 for the year ended December 31, 2006.

The Company plans to raise additional funds to meet its working capital requirements and for product development and marketing through proposed private and public sales of its securities. Management believes that it will require a minimum of $750,000 in financing over the next twelve months.  Management believes that it will need approximately $150,000 to meet net capital requirements, approximately $250,000 to continue operations as currently conducted for the next twelve months and approximately $350,000 for product development.

Management has made plans to address these matters, which include:

Raise additional $750,000 to $1,000,000 in funds through the sale of its equity securities;
Use a portion of those proceeds to retain experienced retail loan officers with particular skills in the commercialization and marketing of its products; and

Use a portion of those proceeds to consolidate current debt.

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

We are pursuing a strategy to improve our near-term liquidity and our capital structure in order to reduce financial risk. So far, we have taken appropriate measures to reduce expenses and operate within the revenues from the mortgage subsidiary.

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

ITEM 7.  FINANCIAL STATEMENTS

The report of the independent registered public accounting firm and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not have any disagreements on accounting and financial disclosure with our accounting firm during the reporting period.

Item 8A.  Controls and Procedures.

Item 8A(T).  Controls and Procedures.

(a)  Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2007, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date.  We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Management of Freedom Financial Holdings, Inc.

The following table sets forth information regarding our directors and officers. Executive Officers and Directors of the Company and their positions are as follows:

Name	Position(s)	Age
Brian Kistler	Chief Executive Officer, Director	51
Robin W. Hunt	Chief Financial Officer, Director	43
Robert Houlihan	Director	69
Gregory Fields	Director	47
Robert W. Carteaux	Director	74
Stan Lipp	Director	70

The Management of Freedom Financial Mortgage Corporation

The following table sets forth information regarding the officers of Freedom Financial Mortgage Corporation:

Name	Position	Age
Robin W. Hunt	President	43
Brian Kistler	Director	51

The principal occupation and business experience of each of our officers, directors and key employees, for at least the last five (5) years is as follows:

Brian Kistler.  Mr. Kistler has extensive work history in the financial services industry. He began working at the securities firm Edward Jones in 1987 and over five (5) years increased his assets under management to $45 million dollars.  Mr. Kistler then joined Linsco/Private Ledger in 1992, an independent broker/dealer firm, where he worked as an independent contractor.  In 1994 he was recruited by broker/dealer Hilliard Lyons to develop the northeast area of Indiana.  During his time at Hilliard/Lyons Mr. Kistler had assets under management of nearly $100 million dollars.  In 1999 Mr. Kistler joined Raymond James & Associates to manage their recently acquired Fort Wayne, Indiana office.  Subsequently, he became the manager of nine (9) Raymond James offices in Indiana. Mr. Kistler’s responsibilities included managing fifty-three employees.  During his time as manager, the revenues and assets under management grew substantially as a direct result of Mr. Kistler’s ability to recruit, retain and train high quality financial advisors.  Mr. Kistler left Raymond James in December 2005 to focus on the development of the Company.

Mr. Kistler is the founder of the Company and will serve as a Director and as its Chief Executive Officer.  He was appointed to these positions on February 10, 2006.

Robin W. Hunt.  Mr. Hunt has a diversified work history in the mortgage industry.  In 1989 he began working at Project Renew and in 1990 he took over as the Executive Director.  During his tenure at Project Renew, he reinvested over $15.5 million dollars into Fort Wayne’s older neighborhoods.  Mr. Hunt was also responsible for the development and administration of federal and private loan programs.  Additionally, he established Project Renew as a qualified housing agency with the Department of Housing and Urban Development.  He also qualified Project Renew to act as a mortgagee and project manager under the Federal Housing Administration 203K Program.  During his time at Project Renew, he also became the Chief Financial Officer and was responsible for the annual accounting audit and bi-annual government audits.

In March of 2000 Mr. Hunt joined FFMC. His responsibilities at FFMC have included development of financial management systems, staff policy and procedures and quality control procedures for FFMC.  Additionally, he qualified FFMC for lender approval with the Federal Housing Administration and the Department of Veteran Affairs.  Mr. Hunt maintains all daily financial duties including payroll and payroll taxes and oversees the annual financial audit.  Further, he maintains all state licenses. During Mr. Hunt’s tenure, FFMC has expanded its geographic area and has established relationships with over 100 wholesale lenders.  Mr. Hunt is the brother-in-law of Mr. Sinn.  On December 13, 2007, Mr. Hunt replaced Mr. Sinn as President of FFMC.

Mr. Hunt joins the Company as the Chief Financial Officer and a Director. He was appointed to these positions on February 10, 2006.  In addition, he will continue his duties with FFMC.

Robert Houlihan.  Mr. Houlihan has been in the insurance industry since 1959, when he joined the New England Fire Insurance Rating Association as an inspector.  In 1968 Mr. Houlihan joined the staff of Brotherhood Mutual Insurance Company as the supervisor of the Commercial Lines Department.  He was named chief underwriter in 1969, manager of underwriting in 1976, and assistant vice president of underwriting in 1977. Mr. Houlihan was promoted to vice president – underwriting in 1983, assumed responsibility for building and grounds in 1998.

From 1998 through June of 2003 Mr. Houlihan was vice president – building and grounds.  Since June of 2003 Mr. Houlihan has been retired.

Mr. Houlihan graduated from Bryant College in Providence, RI, in 1957 with a degree in business administration.

Mr. Houlihan joins the Company as an independent director. He was appointed to this position on May 17, 2006.

Gregory Fields.  Mr. Fields is an experienced business development professional who has over 25 years of business operations experience.  From 1991-2003 Mr. Fields was a founding team member and Vice-President of a small consumer electronics company, Innotek Pet Products, Inc., which was sold to an investment group.  In 2003, he purchased his current company, G.K. Fields & Associates dba Action International which provides business management consulting services.  Throughout the past three (3) years, Mr. Fields has assisted business owners by helping grow their own business-development potential through coaching in sales, marketing, teambuilding, customer service and leadership.

Mr. Fields has a Bachelor of Science in Business from Indiana Wesleyan University where he graduated cum laude.  He also earned an Associates degree from Purdue University in management and an Electronics Communication Degree from Indiana Tech in Fort Wayne.

Mr. Fields joined the Company as a Director and the Chief Operating Officer. He was appointed as a Director on May 17, 2006 and he became the Chief Operating Officer on January 11, 2007.  However, effective December 1, 2007, Mr. Fields resigned his position as Chief Operating Officer.  He remains a Director of the Company.

Robert W. Carteaux.  Mr. Carteaux has been an investor for his own account for the past five years.  Prior to his retirement in 1997, he was the President and CEO of CTC, Inc., a wholesale consumer products distributor, for 31 years.  During his business career Mr. Carteaux successfully founded five (5) businesses which he later sold to employees of each company.

Mr. Carteaux joins the Company as a Director.  He was appointed to the position on December 4, 2006.

Stan Lipp.  Mr. Lipp currently serves as the President of TreadBlaster Marketing, Inc., where he oversees the marketing and selling of the TreadBlaster products, and the Chairman of Carpet One in Fort Wayne, Indiana.  Mr. Lipp has been the President of TreadBlaster Marketing, Inc. for the past five years and the Chairman of Carpet One for more than ten years.  Mr. Lipp has a Bachelor of Arts in Political Science and Public Administration from the University of Colorado.  Mr. Lipp was the founder of Carpetland USA and worked with the company from 1960-1997.  During that time he expanded the business into multiple states and locations.  Currently, he serves as the Chairman of Carpet One in Fort Wayne, Indiana.  Mr. Lipp has in the past, and currently serves on the boards of several charitable organizations and has been awarded many business honors including Sagamore of The Wabash by the State of Indiana Governor Evan Bayh.  Mr. Lipp joins the Company as a director. He was appointed to this position on December 4, 2006.

Family Relationships

There are no family relationships among our directors or officers.

Legal Proceedings

To the best of our knowledge, except as set forth herein, none of the directors or director designees to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Meetings and Committees of the Board of Directors

We do not have a nominating committee of the Board of Directors, or any committee performing similar functions. Nominees for election as a director are selected by the Board of Directors.

We do not yet have an audit committee or an audit committee financial expert. We expect to form such a committee composed of our non-employee directors. We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person. Despite the lack of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors.  Furthermore, our entire board of directors is aware of the importance of the financial and accounting due diligence that must be undertaken in furtherance of our business and they intend to conduct a comprehensive accounting and financial analysis of the Company’s business.

Our Company established a Compensation Committee on December 13, 2007 which consists of three directors, Robert Carteaux, Greg Fields, and Robert Houlihan. The Compensation Committee will be responsible for reviewing general policy matters relating to compensation and benefits of directors and officers, determining the total compensation of our officers and directors.

Except as disclosed in the applicable employment agreements discussed in the section of this document titled “Executive Compensation,” “Employment Agreements” and as disclosed in the section of this document titled “Certain Relationships and Related Transactions,” no arrangement or understanding exists between any executive officer and any other person pursuant to which any executive officer was selected to serve as an executive officer.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth all compensation earned for services rendered to us in all capacities by the Chief

Executive Officer (Principal Executive Officer) and the Company’s two most highly compensated executive officers for the last two fiscal years.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen-sation ($) (i)	Totals ($) (j)
Brian Kistler, Chief Executive Officer, Director	2006 2007	50,000 27,500(2)		169500(1) 105,000(2)					219,500 132,500

Robin W. Hunt Chief Financial Officer, Director President of FFMC	2006 2007	120,000(3) 115,000(3)	18,857(3) 16,436(3)						138,858 131,436

Rodney J. Sinn(4) Former Director, Former President of FFMC	2006 2007	180,000(3) 172,500(3)	85,359(3) 30,111(3)						265,359 202,611

 (1) The Company issued Kistler 169,500 Class B Preferred Shares pursuant to a Restricted Stock Agreement on September 30, 2006 as payment for accrued, but unpaid compensation due to Kistler. The Class B Shares were issued at a value of $1.00 per share. In December 2006 the terms of the transaction were renegotiated and Kistler was issued 84,750 Class B Shares at a value of $2.00 per share which are convertible at 2/3 of the Company offering price. The value of the award is $169,500. Please see page F-8 of the notes to the financial statements, “Share Based Payments.” On February 8, 2007 the Class B shares were converted at 2/3 of the Company offering price ($1.33333) into 127,125 shares of common stock and will vest over the next three (3) years according to the following schedule: 42,375 shares on October 1, 2007; 42,375 shares on October 1, 2008; and 42,375 shares on October 1, 2009.

(2)  The Company issued Kistler 52,500 Class D Convertible Preferred Shares as payment for accrued, but unpaid compensation.  The Class D Convertible Preferred Shares were issued at a value of $2.00 per share.

(3)  Amount indicated was paid by FFMC. Mr. Hunt and Mr. Sinn will not receive compensation from the Company for their services.

(4)  Mr. Sinn was removed as President of FFMC on December 13, 2007.  On December 20, 2007 Mr. Sinn resigned from the Board of Directors.

Employment Agreements & Noncompete and Nondisclosure Agreements

On December 13, 2007, the Board of Directors of Freedom Financial Holdings, Inc. (the “Company”) approved the termination of the April 2006 Employment Agreements of Rodney J. Sinn and Robin Hunt, and the August 2006 Employment Agreement of Brian Kistler

Outstanding Equity Awards at December 31, 2007

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Sahres of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($)
Brian Kistler Chief Executive Officer						52,500(1)

During the year ended December 31, 2007, an officer of the company contributed services totaling $87,500 and accrued interest totaling $17,500.  On December 31, 2007, the Company issued fifty-two thousand five hundred (52,500) shares of Class D Convertible Preferred Stock at $2.00 per share to an officer to settle accrued compensation and accrued interest totaling $105,000.

Director Compensation

There are currently no compensation arrangements in place for members of the board of directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of the date of this annual report by (i) each person known to us to be the beneficial owner of more than 5 percent of our outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the address of each of the following persons is 6615 Brotherhood Way, Fort Wayne, Indiana 46825.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and nature of Beneficial Owner(1)	Percent of Class(2)
Common Stock	Brian Kistler 6461 N 100E Ossian, IN 46777	1,129,068 (3)	30.8% (3)
Common Stock	Robin W. Hunt 17318 Dawkins Rd. New Haven, IN 46774	350,486 (4)	9.6% (4)
Common Stock	Robert W. Carteaux 700 Woodrcroft Ln. Fort Wayne, IN 46825	276,470	7.5%

(1)Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except where otherwise specified, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of Company common stock.

(2) A total of 3,669,043 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(3) In December 2007, Mr. Kistler gifted a total of 585,500 shares to Mr. Hunt, Mr. Carteaux, Mr. Sinn and other unrelated individuals.  Mr. Kistler holds an irrevocable proxy to vote stock on the 245,500 shares gifted to Mr. Hunt and Mr. Sinn.  As a result, Mr. Kistler now has voting rights on 1,374,568 shares, or 37.5% of the outstanding shares of the Company.

(4) Mr. Kistler holds an irrevocable proxy to vote the 98,200 shares gifted to Mr. Hunt in December 2007.  Mr. Hunt has full voting rights on the remaining 252,286 shares, or 6.8% of the outstanding shares of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and nature of Beneficial Owner(1)	Percent of Class(2)
Common Stock	Brian Kistler 6461 N 100E Ossian, IN 46777	1,129,068 (3)	30.8% (3)
Common Stock	Robin W. Hunt

17318 Dawkins RD New Haven, IN 46774	350,486 (4)	9.6% (4)	Common Stock
Stanley P. Lipp 6615 Brotherhood Way Fort Wayne, Indiana 46825	176,471	4.8%	Common Stock
Robert W. Carteaux 700 Woodrcroft Ln. Fort Wayne, Indiana 46825	276,470	7.5%	Common Stock
Gregory K. Fields 918 Perry Woods Cove Fort Wayne, Indiana 46925	7,500	0.2%	Common Stock
All executive officers and directors as a group	1,939,995	52.9%

(1)Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except where otherwise specified, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of Company common stock.

(2) A total of 3,669,043 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(3) In December 2007, Mr. Kistler gifted a total of 585,500 shares to Mr. Hunt, Mr. Carteaux, Mr. Sinn and other unrelated individuals.  Mr. Kistler holds an irrevocable proxy to vote stock on the 245,500 shares gifted to Mr. Hunt and Mr. Sinn.  As a result, Mr. Kistler now has voting rights on 1,374,568 shares, or 37.5% of the outstanding shares of the Company.

(4) Mr. Kistler holds an irrevocable proxy to vote the 98,200 shares gifted to Mr. Hunt in December 2007.  Mr. Hunt has full voting rights on the remaining 252,286 shares, or 6.8% of the outstanding shares of the Company.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Transactions Involving Related Persons

During the year ended December 31, 2007, an officer of the company contributed services totaling $87,500 and accrued interest totaling $17,500.  On December 31, 2007, the Company issued fifty-two thousand five hundred (52,500) shares of Class D Convertible Preferred Stock at $2.00 per share to an officer to settle accrued compensation and accrued interest totaling $105,000.

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

On or about November 28, 2007, the Company converted  five hundred thousand dollars ($500,000) of debt and one hundred thousand dollars ($100,000) of interest into three hundred thousand (300,000) shares of Class D convertible preferred stock at $2.00 per share.

Future Transactions

Future transactions with our officers, directors or greater than five percent stockholders will be on terms no less favorable to us than could be obtained from independent third parties, and all such transactions will be reviewed and subject to approval by our board of directors.

Director Independence

Three members on our Board of Directors, Gregory Fields, Stan Lipp and Robert Houlihan are independent in accordance with the rules of the Nasdaq Stock Market.  Fields and Houlihan, independent directors also serve as members of our Compensation Committee.  Robert Carteaux is chairman of the compensation committee and is considered a related party.

ITEM 13. EXHIBITS

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

**

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

32.2

Filed Herewith

Exhibit Key

*	Incorporated by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission on February 8, 2007.
**	Incorporated by reference to the Company’s Post Effective Amendment to Form SB-2 filed with the Securities and Exchange Commission on February 14, 2008.
+	Incorporated by reference to the Company’s Form SB-2A filed with the Securities and Exchange Commission on May 3, 2007.
#	Incorporated by reference to the Company’s Form SB-2A filed with the Securities and Exchange Commission on May 29, 2007.
‡	Incorporated by reference to the Company’s Form SB-2A filed with the Securities and Exchange Commission on July 16, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2007	2006
Audit fees	55,718	51,286
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee.  The normal functions of the audit committee are handled by the board of directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

FREEDOM FINANCIAL HOLDINGS, INC.

NAME	TITLE	DATE

/s/ Brian Kistler	Principal Executive Officer and Director	April 15, 2008
Brian Kistler

/s/ Robin W. Hunt	Principal Financial Officer and Director	April 15, 2008
Robin W. Hunt

/s/ Robert W. Carteaux	Director	April 15, 2008
Robert W. Carteaux

/s/ Gregory K. Fields	Director	April 15, 2008
Gregory K. Fields

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Freedom Financial Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Freedom Financial Holdings, Inc. and subsidiary ("the "Company") as of December 31, 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Freedom Financial Holdings, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freedom Financial Holdings, Inc. and subsidiary as of December 31, 2007, and the consolidated results of their operations and their cash flows for the year ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company incurred losses from operations in 2007 and 2006 and, at December 31, 2007, had a working capital deficit. In addition, the Company initial public stock offering, conducted in 2007 and 2008, was unsuccessful.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As discussed in Note 7 to the financial statements, Freedom Financial Holdings, Inc. acquired Freedom Financial Mortgage Corporation on May 3, 2006.

Cordovano and Honeck LLP

Englewood, Colorado

April 14, 2008

FREEDOM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET DECEMBER 31, 2007

Assets
Current assets:
Cash	$39,169
Notes receivable (Notes 3):
Other	34,360
Prepaid expenses	9,463
Other current assets	300
Total current assets	83,292

Property and equipment, net (Note 3)	1,604,673
Intangible assets, net (Note 3)	229,238
Deposits	3,586
Total assets	$1,920,789

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts and notes payable:
Trade payables	$228,432
Line of credit (Note 3)	345,576
Current maturities of long-term debt	88,847
Current maturities of capital lease obligations	31,671
Other current liabilities	80,335
Total current liabilities	774,861

Long term debt: net of current maturities (Note 3):
Notes payable	872,172
Capital lease obligation	109,793
Total liabilities	1,756,826

Commitments and contingency (Note 6)	---

Shareholders’ equity (Notes 2 and 5):
Preferred stock, $.001 par value. Authorized 10,000,000 shares, 578,000 shares issued and outstanding	578
Common stock, $.001 par value. Authorized 150,000,000 shares, 3,669,043 shares issued and outstanding	3,670
Additional paid-in capital	3,095,884
Retained deficit	(2,936,169)
Total shareholders’ equity	(163,963)
Total liabilities and shareholders’ equity	$1,920,789

See accompanying notes to consolidated financial statements

FREEDOM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2007	2006
Revenue:
Loan origination	$1,460,844	$1,095,253
Loan processing fees	232,223	136,891
Total revenue	1,693,067	1,232,144

Costs and expenses:
Cost of revenues	1,371,177	680,332
Selling, general and administrative expenses	2,171,827	1,294,695
Total operating expenses	3,543,004	1,975,027

Loss from operations	(1,849,937)	(742,883)

Other income (expense):
Rent Income	103,200	17,200
Interest income	28,604	9,273
Contributed services (Note 2)	(87,500)	---
Interest expense, related party (Note 2)	(17,500)	(10,320)
Interest expense, other	(239,863)	(66,427)
Loss before income taxes	(2,062,996)	(793,157)

Income tax provision (Note 4)	----	----
Net loss	$(2,062,996)	$(793,157)

Pro forma basic and diluted loss per common shares	$(0.59)	$(0.41)
Pro forma basic and diluted weighted average number of
common shares outstanding	3,482,197	1,917,482
See accompanying notes to consolidated financial statements

FREEDOM FINANCIAL HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

							Additional
	Preferred Stock			Common Stock			Paid-in		Retained
	Shares		Par Value	Shares		Par Value	Capital		Deficit		Total
Balance at August 16, 2005 (inception)	---	$	---	---	$	---	---	$	---	$	---
Balance at December 31, 2005	---		---	1,350,000		1,350	(560)		(80,016)		(79,226
Merger with Northern Business
Acquisitions Corp. (Note 7)	---		---	150,000		150	(150)		---		---
Balance at February 10, 2006	---		---	1,500,000		1,500	(710)		(80,016		(79,226)
Acquisition of Freedom Financial Mortgage
Corporation (Note 7)	---		---	859,091		860	224,079		---		224,939
Sale of 224,475 units pursuant to Private
Placement Memorandum (Notes 5)	224,475		225	---		---	448,725		---		448,950
Shares issued pursuant to Anti-dilution
Agreement (Note 7)	---		---	95,454		95	24,723		---		24,818
Class B Preferred shares issued to an Officer
to satisfy a Note Payable (Note 5)	152,295		152	---		---	304,438		---		304,590
Class B Preferred shares issued to an Officer
to satisfy accrued compensation (Note 5)	84,750		85	---		---	169,415		---		169,500
Class C Preferred shares issued to seller of
Corporate office building as part of the
Purchase Agreement (Note 5)	300,000		300	---		---	599,700		---		600,000
Warrants issued to purchase common stock
Issued to sellers of corporate office
Building as part of the Purchase
Agreement (Note 5)	---		---	---		---	136,705		---		136,705

Share-based compensation for warrants issued
for personal guarantee (Note 5)	---	---	---	---	1,600	---	1,600
Net Loss	---	---	---	---	---	(793,157)	(793,157)
Balance at December 31, 2006	761,520	762	2,454,545	2,455	1,908,675	(873,173)	1,038,719
Closed of the Private Placement Memorandum,
sale of 54,500 units (Note 5)	54,500	55	----	----	108,945	----	109,000
Offering costs incurred as part of Private
Placement Memorandum (Note) 5	----	----	----	----	(193,460)	----	(193,460)
Converted Bridge loans to Preferred Class A
stock pursuant to Private Placement
Memorandum (Note 5)	58,350	58	----	----	116,642	----	116,700
Converted all shares of preferred stock
into common stock on Feb. 8, 2007,
the date of the filing of the
Company’s IPO (Note 5)	(874,370)	(875)	1,214,498	1,215	(340)	----	----

Converted Bridge loans and certain payables to
Preferred Class D stock (Note 5)	578,000	578	---	---	1,155,422	---	1,156,000
Net loss	----	----	----	----	----	(2,062,996)	(2,062,996)

Balance at December 31, 2007	578,000	$578	3,669,043	$3,670	$3,095,884	$(2,936,196)	$163,963

See accompanying notes to consolidated financial statements

FREEDOM FINANCIAL HOLDINGS, INC. AND SUBSIDIDARY CONSOLIDATED STATEMENTS OF CASH FLOWS
		Year Ended December 31,
		2007	2006
Cash flows from operating activities:
Net loss		$(2,062,996)	$(793,157)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
Depreciation and amortization		489,087	227,288
Debt issued in exchange for services		---	169,500
Shares of common stock issued in exchange for services		---	24,818
Prepaid expenses and other current assets		653	27,137
Trade payable		69,192	159,240
Accrued interest		(20,963)	20,963
Other accrued liabilities		43,435	36,900
Accrued interest related party		---	(1,830)
Net cash used in operating activities		(1,481,592)	(129,141)
Cash flows from investing activities:
Loans made		(4,360)	---
Purchase of property and equipment		(56,024	(1,000,538)
Net cash used in
investing activities		(60,384)	(1,000,538)
Cash flows from financing activities:
Proceeds from lines of credit, notes payable, bridge loans
And current portion of long-term debt		886,435	1,173,383
Repayments of notes payable		(850,556)	(106,334)
Repayments of capital lease obligations		(25,227)	(4,057)
Proceeds from issuance of preferred stock		1,188,240	448,950
Deferred offering cost		272,529	(272,529)
Net cash provided by
financing activities		1,471,411	1,239,413
Net change in cash and
cash equivalents		(70,565)	109,734
Cash and cash equivalents:
Beginning of period		109,734	---
End of period		$39,169	109,734
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$	---	---
Interest		$48,081	47,938
Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$	---	(749,486)
Equipment and software acquired under capital lease		---	149,486

Noncash purchase of subsidiary intangible assets		---		(744,238)
Noncash notes payable for debt and service		---		(308,650)
Issued stock for debt and services		---		308,650
Acquisition of subsidiary and building with stock and warrants		---		1,344,238
Repaid short term bridge loan		(116,700)		---
Issued stock for payment on bridge loan		116,700		---
Total non-cash investing and financing activities	$	---	$	---

See accompanying notes to consolidated financial statements

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Freedom Financial Holdings, Inc. (“FFHI”) and its wholly-owned subsidiary, Freedom Financial Mortgage Corp. (“FFMC”).  All significant inter-company balances and transactions have been eliminated in consolidation.

GOING CONCERN/LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company has incurred losses in 2007 and 2006 of approximately $2,062,996 and $793,157, respectively.  Because of the continued absence of positive cash flows from operations, the Company will require substantial additional funding for continuing the development and marketing of its products.    These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our plans to raise $750,000 to $1,500,000 in funds, to meet our working capital requirements and for product development and marketing, through an IPO of our equity securities was unsuccessful.  As a result, we are unable to fully execute our business plan.

Management believes that it will require a minimum of $750,000 in financing over the next twelve months. Management believes that it will need approximately $150,000 to meet net capital requirements, approximately $250,000 to continue operations as currently conducted for the next twelve months and approximately $350,000 for product development.

Management has made plans to address these matters, which include:

•

Raise additional $750,000 to $1,000,000 in funds through the sale of its equity securities and convertible debt;

•

Use a portion of those proceeds to retain experienced retail loan officers with particular skills in the commercialization and marketing of its products; and

•

Use the majority of those proceeds to consolidate debt.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.  In addition, profitability will ultimately depend upon the level of revenues received from business operations.  However, there is no assurance that the Company will attain profitability.

OTHER RISKS AND UNCERTAINTIES

The Company operates in an industry that is subject to intense competition, government regulation and technological change. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

The success and growth of our business will also depend upon management’s ability to adapt to and implement technological changes. The successful outcome of these future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Further, Federal and State regulations govern the sale of the Company's products. There can be no assurance that we will receive further regulatory approvals which are required to market its products. In order to maintain approval with U.S. Department of Housing and Urban Development (“HUD”), we must maintain an adjusted net worth of at least $63,000 dollars and $25,000 dollars for each branch office. In the event that we fall below the minimum requirements HUD has the ability to pursue administrative action which may include a letter of reprimand, probation, suspension or withdrawal of the license.

On March 27, 2007 we were approved for a $5,000,000 warehouse line of credit (WLOC) with a national warehouse lender.  Due to the business failure of the national warehouse lender, we no longer have access to this capital. Our business plan anticipated that we will fund substantially all mortgage banking activities through a warehouse line of credit. Our ability to originate mortgage loans is dependent on continued access to capital on acceptable terms, whether through a warehouse facility or otherwise.   To the extent that we cannot successfully replace this warehouse line of credit, we may be required to curtail our mortgage loan purchase and origination activities, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our anticipated investment in the residential mortgage brokerage industry will be subject to risks related to national economic conditions, changes in the investment climate for residential mortgage loans, changes in local real estate market conditions, changes in interest rates, changes in the values of all assets owned or held as collateral by the company, governmental rules and fiscal policies, and other factors beyond the control of our management. Changes in these economic and regulatory factors could cause consumers to refrain from purchasing properties, reduce any tax benefits we provide to our Shareholders, or otherwise render unattractive some of the ways we do business.

Our revenues may be affected by many factors including, but not limited to: (1) the inability to achieve or maintain gross revenues as projected; (2) adverse changes in general economic conditions which would affect the purchasing of homes among the public; (3) the lack of acceptance by the local community of the Company's product; (4) adverse local conditions, such as competitive conditions; (5) the failure of the real estate market to develop as expected; (6) governmental regulation; or (7) catastrophes such as fires, earthquakes and floods. Income is subject to various factors, including the above, and may fluctuate from time to time, whereas some expenses related to the real estate business industry, such as interest rates, loan payments, taxes, utility costs, maintenance costs and insurance, tend either to be fixed or to increase.

Our competitors are larger; more diversified, and may have more experience in the mortgage brokerage industry. FFMC will compete with others engaged in the mortgage brokerage business, many of whom have greater financial resources and experience than our management or the Company. Competition in our market niche depends upon a number of factors including price and interest rates of the loan, speed of loan processing, reliability, quality of service and support services.

Since inception, a significant portion of the mortgage loans we have brokered (approximately 98%) have been secured by property in Florida, Indiana, and Georgia. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, in one of the aforementioned states could decrease the value of mortgaged properties in those states. This, in turn, might discourage consumers from purchasing homes in these areas. This could restrict our success in attracting clients and significantly harm our business, financial condition, liquidity and results of operations.

When FFMC brokers mortgage loans, we rely heavily upon information supplied by third parties including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of our own employees, we generally bear the risk of loss associated with the misrepresentation.  If we experience a significant number of such fraudulent or negligent acts, our business, financial condition, liquidity and results of operations would be significantly harmed.

 Changes in interest rates can have differing effects on various aspects of the Company’s business, particularly in the areas of volume of mortgage loans originated and purchased and net interest income. Fluctuating interest rates may affect the net interest income earned by the Company, resulting from the difference between the yield to the Company on loans held pending sale and the interest paid by the Company for funds borrowed under the warehouse line of credit. While the Company monitors the interest rate environment, there can be no assurance that the profitability of the Company would not be adversely affected during any period of changes in interest rates. In such event, the business, prospects, financial condition and results of operations of the Company could be materially adversely affected.

 We are at risk for mortgage loan defaults from the time we fund a loan until the time that loan is sold, which is generally 45 days after funding. When we sell a loan, we typically make representations and warranties to the purchasers and insurers that we have properly originated the loans under state laws, investor guidelines and program eligibility standards. Purchasers of our loans typically conduct their own review of the loans, and we may be liable for unpaid principal and interest on defaulted loans if we have breached our representations and warranties. In some instances, we may even be required to repurchase the loan. Any liability from breaches of our representations and warranties, including mandatory repurchases or loans, would harm our mortgage banking business.

USE OF ESTIMATES

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the realization of long-lived assets and the fair market value of the assets acquired in the acquisition of Freedom Financial Mortgage Corp. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's accounts and notes receivable, accounts payable, accrued expenses, and long term debt approximates their estimated fair values due to the short-term maturities of those financial instruments.

SHARE-BASED PAYMENT

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, Share-Based Payment, or SFAS No. 123(R) using the modified prospective application method. Under this transition method, compensation cost recognized in the year ended December 31, 2006, includes the applicable amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R). For the year ended December 31, 2006, we recorded $0.00 of stock-based compensation expense. The impact of adopting SFAS No. 123(R) was to increase net loss and net loss per share by $0.00 and $0.06, respectively. Results for prior periods have not been restated to reflect this adoption. Effective January 1, 2006, the unamortized unearned stock-based compensation of approximately $0.00 was reclassified to additional paid in capital in connection with the adoption of SFAS No. 123(R).

CONVERTIBLE PREFERRED STOCK

The Company applies EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” to convertible securities with beneficial conversion features that must be settled in stock. This Issue also applies to instruments with conversion features that are not beneficial at the commitment date but that become beneficial upon the occurrence of a future event, such as an initial public offering.

According to EITF 98-5, the embedded beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount should be calculated at the commitment date as the difference between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible (intrinsic value).

According to EITF 98-5, the commitment date is the date when an agreement, as to terms, has been reached and the investor is committed to purchase the convertible securities.

ADVERTISING COSTS

All advertising costs are expensed as incurred.  Advertising expenses were $39,918 and $7,807 for the year ended December 31, 2007 and 2006, respectively.

REVENUE AND COST RECOGNITION

The Company earns revenue on mortgage loans which it originates and transfers to mortgage lenders for eventual funding.  Mortgage origination revenue is recognized at the time the loan is funded by the mortgage lender.

The Company earns revenue on mortgage loans which it originates and funds utilizing a Warehouse Line of Credit. Revenues are recognized from loan originations at the time the loan is closed by the Company. Further, additional revenue is recognized upon the sale of the loan to an approved investor.

The Company also earns revenue from processing loans, which is recognized as follows: (1) After the Company enters into a legally binding arrangement with a customer to process loans; (2) When the Company performs the service; (3) When the customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) When collection is probable.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  There were no cash equivalents at December 31, 2007.

COLLECTIBILITY OF ACCOUNTS RECEIVABLE

The Company reflects accounts and notes receivable at their net realizable value. Periodically, management assesses the collectability of accounts and notes receivable. A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts, a review of the aging of the receivables and the current creditworthiness of certain customers and debtors. The Company has not recorded an allowance for doubtful accounts and notes receivables at December 31, 2007 and December 31, 2006, as management feels that all are collectible. However, if the financial condition of any customers or debtors was to deteriorate and their ability to make required payments became impaired, an increase in the allowance may be required.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost.  Expenditures that extend the useful lives of assets are capitalized.  Repairs, maintenance and renewals that do not extend the useful lives of the assets are expensed as incurred.  Depreciation is provided on the straight-line method over the following estimated useful lives:

Equipment	3-5 years
Building improvements	5 years
Office equipment	5 years
Office furniture	7 years
Building	30 years

INTANGIBLE ASSETS

The Company has applied the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," in accounting for its intangible assets. Intangible assets are being amortized over their useful lives.  The Company had one indefinite life intangible asset at December 31, 2007.

IMPAIRMENT OF LONG LIVED-ASSETS

The Company periodically evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes (a) SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and (b) the accounting and reporting provisions of APB Opinion No. 30 ("Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions") for the disposal of a segment of a business as previously defined in that Opinion. SFAS No. 144 also amends Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation of a subsidiary when control is likely to be temporary.

SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations, including amortizable intangible assets when indicators of impairment are present. Indicators of impairment include an economic downturn or a change in the assessment of future operations. In the event a condition is identified that may indicate an impairment issue, an assessment is performed using a variety of methodologies, including analysis of undiscounted future cash flows, estimates of sales proceeds and independent appraisals. If such assets are impaired, the expense recognized is the amount by which the carrying amount of the asset exceeds the estimated fair value. Assets to be disposed of are reported at the lower of the carrying value or the estimated fair market value, less cost to sell.

DEFERRED OFFERING COSTS

The Company has incurred legal, accounting, printing, and registration costs in connection with the offering of its securities for sale to investors.    Such costs are deferred until the closing of the offering, at which time the deferred costs are offset against the offering proceeds.  In the event the offering is unsuccessful, the costs will be expensed.  During the year ended December 31, 2007, the Company closed its Private Placement Memorandum and recognized deferred offering costs of $193,460 against additional paid-in capital. Deferred offering cost totaling $338,905 were written off to expense in 2007 due to the failure of our IPO.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

Deferred income taxes reflect the estimated tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. The Company records a valuation allowance for deferred tax assets when, based on management's best estimate of taxable income (if any) in the foreseeable future, it is more likely than not that some portion of the deferred tax assets may not be realized.

PRO FORMA INFORMATION

Pro forma officer/shareholder distribution, provision for income taxes and pro forma net income.  Prior to the acquisition of Freedom Financial Mortgage Corporation, FFMC was organized as an S corporation and, consequently, was not subject to income tax.  A pro forma provision for income taxes for the years ended December 31, 2007 and 2006 has been presented for purposes of comparability as if FFMC had been a taxable entity for all period presented.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements , or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements , or SAB No. 108, to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC Staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each financial statement and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. The adoption of SAB No. 108 did not have an impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 , or FIN No. 48. FIN No. 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the benefit of a tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and we will adopt FIN No. 48 at the beginning of fiscal 2007. We have evaluated the effect of FIN No. 48 and we believe that adoption of this accounting principle will result in no effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities , or SFAS No. 159. The fair value option established by SFAS No. 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We are currently assessing what the impact of the adoption of this Statement will be on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations , or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 . Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of SFAS No. 141R.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 , or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

NOTE 2. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007, an officer of the company contributed services totaling $87,500 and accrued interest totaling $17,500.  On December 31, 2007, the Company issued fifty-two thousand five hundred (52,500) shares of Class D Convertible Preferred Stock at $2.00 per share to an officer to settle accrued compensation and accrued interest totaling $105,000.

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

On or about November 28, 2007, the Company converted five hundred thousand dollars ($500,000) of debt and one hundred thousand dollars ($100,000) of interest into three hundred thousand (300,000) shares of Class D convertible preferred stock at $2.00 per share.

NOTE 3. BALANCE SHEET COMPONENTS

NOTE RECEIVABLE

The balance on notes receivable is $34,360 at December 31, 2007.

In May 2006, the Company loaned Industrial Systems, Inc. (an unrelated third-party) $30,000 pursuant to the terms of a one-year promissory note. The note is uncollateralized.  Interest is payable monthly at 20 percent per annum.  During the year ended December 31, 2007, the note receivable from Industrial Systems, Inc. was extended to March 1, 2008.  All other material terms and conditions remain in force.

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007:

Equipment	$158,647
Building & improvements	1,534,838
Computer Software	74,268
Office furniture	31,694

Less accumulated depreciation	(194,774)
$1,604,673

Depreciation expense for the year ended December 31, 2007 and 2006 was $101,871 and $47,130, respectively.

ACQUISITION OF BUILDING

On October 9, 2006, the Company acquired an office building in Fort Wayne, Indiana, to be used as its home office, for debt and securities.  The purchase price of $1,300,000 was comprised of $700,000 in debt, 300,000 shares of Class C Convertible Preferred Stock, and Series C warrants to acquire 529,412 shares of the Company’s Common Stock, in an amount equal to 150 percent of the number of shares the Class C Convertible Preferred Shares could be converted into as of the closing date of the proposed IPO, valued at $600,000. The preferred stock is automatically convertible as of the date of the filing of an IPO into the Company’s Common Stock at 85 percent of the IPO price.

Effective February 8, 2007, the 300,000 shares of Class C Convertible Preferred Stock were automatically converted to 352,941 shares the Company’s common stock at 85% of the IPO price of $2.00.  No beneficial conversion was recorded by the Company as the conversion price was out-of-the-money at the commitment date.

INTANGIBLE ASSETS

The total amount assigned to the major intangible asset class and the corresponding weighted average amortization period as of December 31, 2007 is as follows:

	December 31, 2007	Weighted Avg. Amortization Period (Yrs)
Non compete Agreement	$440,000	3
Non-contractual customer relationships	50,000	5
Customer list	175,000	5
Licenses – (Indefinite life)	79,238	-
	744,238	3
Less accumulated amortization	(515,000)
	$229,238

There was no residual value assigned to the assets.  Non-compete agreements were fully amortized at December 31, 2007.  The estimated aggregate amortization expense for each of the four succeeding years is as follows:

Years Ending December 31,
2008		$45,000
2009		45,000
2010		45,000
2011		15,000
	$

SHORT-TERM DEBT

In January 2007, the Company negotiated a $200,000 line of credit with Tower Bank.  All outstanding principal plus accrued interest are due on June 1, 2008.  The Company makes regular monthly payments on interest beginning March 1, 2007, at a rate of prime plus 0.25%, currently at 5.50%.  The line of credit is guaranteed personally by certain officers of the Company.  At December 31, 2007, the balance on the line of credit is $188,500.

In January 2007, the Company purchased certain assets from MVP Mortgage Corp. for a total price of $60,000, in exchange for a non-interest bearing promissory note of $60,000.  Principal shall be payable in consecutive monthly installments of $875 beginning February 1, 2007 and the first day of each month thereafter.  On December 26, 2007 the Company renegotiated the note.  MVP agreed to extinguish $41,606 of the balance due for 25,000 (Twenty five thousand) shares of Class D Convertible Preferred Stock at $2.00 per share.  The company remains liable on the balance of the original note.  At December 31, 2007, the balance on the note is $8,894.

The Corporation negotiated a $70,000 line-of-credit, dated January 20, 2006, with Wells Fargo Bank.  The agreement calls for monthly interest only payments at prime plus 5.5 percent, currently 10.75 percent.  The loan is guaranteed personally by certain officer/shareholders of FFMC.  The line of credit has no maturity date. The outstanding balance at December 31, 2007 was $69,627, including accrued interest.  At December 31, 2007, the unused portion of the line of credit with Wells Fargo Bank was $373.

The Corporation negotiated a debt consolidation loan in the amount of $78,259, dated August 18, 2006, with Hicksville Bank.  The agreement calls for monthly interest only payments at 8.25 percent per annum.  After October 2, 2006 the interest rate is a variable rate based on the corporate rate as posted by the Wall Street Journal.  The loan is guaranteed personally by certain officer/shareholders of FFHI.  The loan agreement matures on October 2, 2007.  On March 20, 2007, the Company renewed the loan and amended the maturity date to be due on demand.  The outstanding balance at December 31, 2007 was $78,555.

As of December 31, 2007, the Company’s short term debt is as follows:

December 31, 2007
Line of Credit to Tower Bank, personally guaranteed by certain officers of the Company, monthly interest-only payments due at the rate of prime plus 0.25%, currently 5.50%. Maturity date on June 1, 2008	$188,500

Note payable to MVP Mortgage Corp. Monthly installments of $875 until December 1, 2008. No applicable interest rate.	8,894

Line of Credit to Wells Fargo Bank, personally guaranteed by certain officers of FFMC, monthly interest only payment due at the rate of prime plus 5.5 percent, currently 10.75%. Revolving line of credit. No maturity date	69,627

Note payable to Hicksville Bank, guaranteed by officers of the Company, monthly interest-only payment due at the rate of 8.25%. Renewed on March 2007 and amended maturity date to be due on demand	78,555
$345,576

LONG-TERM DEBT

Notes payable consisted of the following as of December 31, 2007:

December 31, 2007
Note payable to Lake City Bank, collateralized by substantially all assets, guaranteed by officers, due in monthly installments of $5,868, matures November 10, 2010 with interest at prime plus 0.5%, currently 5.75% per annum	$174,094

Note payable to Tower Bank, collateralized by building and guaranteed by certain officers and directors, due in monthly installments of $8,354. A balloon payment of $602,722 is due on October 9, 2012. The note carries a prime rate plus 0%, currently at 5.25%	$786,925
Total long-term debt	961,019
Less: current maturities	(88,847)
Notes payable, net of current maturities	$872,172

Principal payments on the above notes as of December 31, 2007 are as follows:

Year Ended December 31,
2008	$88,846
2009	98,223
2010	107,269
2011	45,490
2012	625,802
$965,630

CAPITAL LEASE

The Company leases equipment under capital leases expiring in 2011.   The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets.   The assets are amortized over the lower of their related lease terms or their estimated productive lives.  Amortization of assets under capital leases is included in amortization expense for the year ended December 31, 2007.

Office equipment held under capital leases totaled $147,290:

Minimum future lease payments under capital leases as of December 31, 2007 are approximately as follows:

Year Ending December 31,
2008	$51,724
2009	51,091
2010	45,241
2011	40,048
188,104
Less: amount representing interest	(46,640)
Lease payments net of interest	141,464
Less: current maturities	(31,671)
Present value of minimum lease payments	$109,793

NOTE 4. INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	Years Ended December 31,
	2007	2006
U.S. statutory federal rate	32.38%	32.03%
State income tax rate	4.76%	4.76%
Contributed services and offering costs	-0-	-5.25%
Net operating loss for which no tax benefit is currently available	-37.14%	-31.54%
	0.00%	0.00%

At December 31, 2005, the Company has a deferred tax asset of $861,277 due to net operating loss carryforward for federal income tax purposes of approximately $1,356,615, which was fully allowed for in the valuation allowance of $861,277.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The change in the valuation allowance for 2007 was $766,230.

At December 31, 2006, the Company has a deferred tax asset of $95,047 due to net operating loss carryforward for federal income tax purposes of approximately $590,386, which was fully allowed for in the valuation allowance of $95,047.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The change in the valuation allowance for the year ended December 31, 2006 was $75,509.

Because of various stock transactions during 2006, management believes the Company has undergone an “ownership change” as defined by Section 382 of the Internal Revenue Code.  Accordingly, the utilization of a portion of the net operating loss carryforward may be limited.  Due to this limitation, and the uncertainty regarding the ultimate utilization of the net operating loss carryforward, no tax benefit for losses has been provided by the Company in the accompanying financial statements.  The net operating loss carryforward will expire through 2026.

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

NOTE 5. SHAREHOLDERS' EQUITY

AUTHORIZED CAPITAL

The Company's authorized capital stock consists of 150,000,000 shares of $0.001 par value per share Common Stock and 10,000,000 shares of $0.001 par value per share preferred stock.

CLASS A PREFERRED STOCK

The Company has designated 1,000,000 of its Preferred Shares as Class A Convertible Preferred Shares. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the corporation, Class A Convertible Preferred Shareholders are entitled to receive a preferential treatment vis-à-vis common shareholders.  All Class A Convertible Preferred Shares outstanding were automatically converted into Common Shares at a rate of two-thirds of the initial public offering (“IPO”) price of the Common Shares on February 8, 2007, the date a registration statement was filed with the SEC.    No beneficial conversion was recorded by the Company as the conversion price was out-of-the-money at the commitment date.   If the Company fails to register the common shares within two years of issuance, Class A Convertible Preferred Shareholders have an automatic right to force the Company to redeem the Class A Convertible Preferred Shares at $2.00 per share.

SALE OF UNITS

During the year ended December 31, 2006, the Company sold 148,725 units at $2.00 per unit to certain accredited investors for proceeds of $297,450 pursuant to an exemption from registration claimed under Rule 506 of Regulation D pursuant to the Securities Act of 1933, as amended.    During the year ended December 31, 2007, the Company sold an additional 15,000 units at $2.00 per unit for proceeds of $30,000.   Each unit consisted of one share of Class A Convertible Preferred Stock, one Series A Common Stock Warrant and one Series B Common Stock Warrant.  At December 31, 2007, there were 337,325 and 337,325 Series A warrants and Series B warrants outstanding, and at December 31, 2006, there were 224,475 and 224,475 Series A warrants and Series B warrants outstanding, respectively.

Effective February 7, 2007, the 163,725 shares of Class A Convertible Preferred Stock were automatically converted to 245,588 shares the Company’s common stock at two-thirds of the IPO price of $2.00.

FAILED INITIAL PUBLIC OFFERING

On February 8, 2007, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission in order to register:

Up to 625,000 newly issued shares on a “best efforts” basis;

Up to 1,214,498 shares currently held by shareholders; and

Up to 1,397,812 shares which are issuable upon exercise of outstanding warrants owned by Selling Shareholders and underwriter.

Due to unfavorable conditions in the capital markets, we were unable to sell any newly issued shares to the public and management decided to abandon the initial public offering.  On February 14, 2008, we amended our registration statement and terminated our offering.

WARRANTS OUTSTANDING

Series A Common Stock warrant holders have the right to purchase one share of Common Stock for a period of three years at a price of 120 percent of the price for Common Stock in a registered offering, which is anticipated to be filed by the Company.  Series B Common Stock warrant holders have the right to purchase one share of Common Stock for a period of five years at a price of 150 percent of the price for Common Stock in a registered offering, which is anticipated to be filed by the Company.

CLASS B CONVERTIBLE PREFERRED SHARES

On October 2, 2006, the Company designated 500,000 of its Preferred Shares as Class B Convertible Preferred Shares.  In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the corporation, holders of Class B Convertible Preferred Shares are entitled to receive preferential treatment vis-à-vis common shareholders.

The Class B Convertible Preferred shares were automatically converted into Common Shares as of February 8, 2007, the date of the filing of an initial registration (or “IPO”) of Common Shares under the Securities Act of 1933, as amended at a rate of two-thirds of the initial registration price.  No beneficial conversion was recorded by the Company as the conversion price was out-of-the-money at the commitment date. If the Company fails to register the underlying Common Shares within two years, Class B Convertible Preferred Shareholders have an automatic right to force the Company to redeem their shares at $2.00 per share. Class B Preferred Convertible Shareholders are not entitled to dividends.

CLASS C CONVERTIBLE PREFERRED SHARES

On October 2, 2006, the Company designated 300,000 of its Preferred Shares as Class C Convertible Preferred Shares.  In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the corporation, Class C Convertible Preferred Shareholders are entitled to receive preferential treatment vis-à-vis common shareholders.

The Class C Convertible Preferred Shares were automatically converted into Common Shares on February 8, 2007, the date of the filing of an IPO of its Common Shares at a rate of eighty five percent of the initial registration price.  No beneficial conversion was recorded by the Company as the conversion price was out-of-the-money at the commitment date.

If the Company fails to register the underlying Common Shares within two years, Class C Convertible Preferred Shareholders have an automatic right to force the Company to redeem their shares at a price of $2.00 per share, plus an amount equal to all accrued and unpaid dividends on those shares. Class C Convertible Preferred Shareholders are entitled to receive, when and as declared by the Board of Directors, out of any assets at the time legally available, dividends in cash at the rate of six percent per annum.

Effective February 8, 2007, all 300,000 shares of Class C Convertible Preferred Stock were automatically converted to 352,941 shares the Company’s common stock at 85% of the IPO price of $2.00.  No beneficial conversion was recorded by the Company as the conversion price was out-of-the-money at the commitment date.

In connection with the additional borrowing for the building improvements, the Company granted the seller, who guaranteed the loan, a warrant to purchase 150,000 shares of its Common Stock at a price of 85 percent of the proposed IPO price per share for a period of 5 years.

At December 31, 2006 and December 31, 2007, the status of the Company’s warrants outstanding is summarized as follows:

	Series A	Series B	Other	Total		Weighted Average Exercise Price
Outstanding at December 31, 2005	---	---	---	---	$	---
Class A Convertible preferred stock to related party	75,750	75,750	---	151,500		2.24
Class A Convertible preferred stock to unrelated party (Note 5)	148,725	148,725	---	297,450		2.24
Class B convertible preferred stock	---	---	---	---		---
Class C convertible preferred stock	---	---	529,412	529,412		2.24
In connection with personal guarantee	---	---	150,000	150,000		2.24
Outstanding at December 31, 2006	224,475	224,475	679,412	1,128,362		2.24
Class A convertible preferred stock to related party	39,500	39,500	---	79,000		2.70
Class A convertible preferred stock in exchange for bridge loans	58,350	58,350	---	116,700		2.70
Class A convertible preferred stock to unrelated party	15,000	15,000	---	30,000		2.70
Outstanding at December 31, 2007	337,325	337,325	679,412	1,354,062		$2.32

CLASS D PREFERRED STOCK

On October 19, 2007 the Company authorized 450,000 of its Preferred Shares as Class D Convertible Preferred Shares. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the corporation, Class D Convertible Preferred Shareholders are entitled to receive a preferential treatment vis-à-vis common shareholders.  At the Company’s discretion Class D Convertible Preferred Shares are convertible into fully paid and non-assessable Common Shares without any action by the holder thereof.  Class D Convertible Preferred Shares shall be converted at the average closing price of the common shares for the twenty (20) trading days prior to conversion.  In the event not converted to Common shares and if the Company has not registered the shares within five (5) years the shareholder will have the right to redeem the shares at a price or prices per share fixed for that Class D, plus an amount equal to all accrued and unpaid dividends on those shares to and including the date fixed for redemption.   The holders of the Class D Preferred shares shall be entitled to receive, when and as declared by the Board of Directors, out of any assets at the time legally available, dividends in cash at the rate of twelve percent and no more.  Those dividends shall accrue and be cumulative as follows: As to shares issued when no other shares of Class D Preferred shares are outstanding, from the date of issuance; as to shares issued when other shares of Class D are outstanding, from that date as shall make the dividend rights per share of the shares being issued uniform with the dividend rights per share of the Class D shares then outstanding, excluding rights to dividends declared and directed to be paid to shareholders of record as of a date preceding the date of issuance of the shares being issued.

On or about November 28, 2007, the Company converted approximately seven hundred and twenty-five thousand dollars ($725,000) of debt into four hundred and thirty five thousand (435,000) shares of Class D convertible preferred stock.  Five hundred thousand dollars ($500,000) of the former debt was owed to Robert Carteaux, a shareholder and director of the Company with repayment terms beginning in December 2007.  The remaining two hundred and twenty-five thousand dollars ($225,000) was owed to unaffiliated parties with repayment terms beginning in March 2008.

On December 23, 2007, the Company increased the number of authorized Class D Convertible Preferred Shares to one million (1,000,000).   In December 2007, the Company converted approximately two hundred and thirty-eight thousand two hundred and sixty-eight dollars ($238,268) of debt into 143,000 shares of Series D convertible preferred stock.  Eighty-seven thousand five hundred dollars ($87,500) of the former debt was owed to Brian Kistler, the CEO and a shareholder and director of the Company, with repayment terms beginning in December 2007.  Ten thousand one hundred and sixty-two dollars and twenty-six cents ($10,162.26) was owed to G.K. Fields and Associates.  Greg Fields, the President of G.K. Fields and Associates, is a director of the Company.  The remaining one hundred and forty thousand six hundred and six dollars ($140,606) was owed to unaffiliated parties.

As of December 31, 2007, 578,000 Class D Convertible Preferred Shares have been issued.

2006 INCENTIVE STOCK PLAN

The Company has designed an incentive stock plan to retain directors, executives, selected employees and consultants and reward them for making major contributions to the success of the Company.  Pursuant to the terms of the plan, incentive stock options may be issued only to employees of the Company. Incentive stock options may be granted to officers or directors, provided they are also employees of the Company.  The Company has reserved 300,000 shares under the plan.

As of December 31, 2007 (unaudited) and December 31, 2006, no incentive stock options have been granted under the plan.

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

NOTE 6. COMMITMENTS AND CONTINGENCY

LEASE ARRANGEMENTS

The Company rents office space and equipment under operating lease agreements which expire as follows:

Office - Indiana	June-09
Copier	October-08
Facsimile	August-09
Computers	January-08

Rent expense for the year ended December 31, 2007 and 2006 was $73,801 and $70,933, respectively.

The minimum annual rent payable under such leases approximates the following:

Year Ending December 31,
2008	$51,810
2009	26,455
$78,265

We are a public company and, for the first time in our history, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 ( “SOX” ), the related rules and regulations promulgated by the Securities and Exchange Commission and the rules of the exchange on which our shares are listed. These laws, regulations and rules will increase the scope, complexity and cost of corporate governance, reporting and disclosure practices. Additionally, these laws and regulations have different requirements for compliance than we have previously experienced. Our expenses related to services rendered by our accountants, legal counsel and consultants will increase as we seek to comply with these laws and regulations. In addition, the application of these requirements to our business may strain our management resources.

 Until the move to the new headquarters, the Company rented office space. The base rental for the office space is $2,943 per month and the lease will end on June 30, 2009. The Company is still obligated to fulfill the terms of the lease for the office space. The Company is using and will continue to use its best efforts to sub-lease the office space. However, in the event that the Company is unable to find a tenant to sub-lease the space at the monthly rental rate, or is only able to find a tenant to pay a rent at a rate less than that is called for in the lease, the Company will be obligated to pay the monthly rate due, or the difference between the rate the sub-tenant pays and the leased rate, pursuant to the lease which expires in June 2009. As of the date of this Prospectus the Company has not found a sub-tenant to occupy the space. To the extent that the Company has to continue to make payments pursuant to the lease it may have an adverse effect on the Company.

TELEPHONE CONSUMER PROTECTION ACT LAWSUIT

On December 3, 2007, FFMC entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”).  Under the terms of the Settlement Agreement, FFMC was to pay to Plaintiffs Fifteen Thousand Dollars ($15,000.00) on or before December 5, 2007.  In addition, FFMC shall take all reasonable actions in the Litigation to obtain a monetary award in the amount of $15,000.00 against EZPMG, Inc. in connection with the Motion for Default Judgment that FFMC has been granted against EZPMG, Inc. in the Litigation and shall then assign said judgment to Plaintiffs. The risk of collecting any money from EZPMG, Inc. pursuant to the assignment shall be borne solely by Plaintiffs, and FFMC does not represent, guarantee or warrant that Plaintiffs will successfully collect from EZPMG, Inc. any part of the assigned judgment.

NOTE 7.  ACQUISITIONS

REVERSE MERGER WITH NORTHERN BUSINESS ACQUISITIONS CORP.

On February 10, 2006, Titan Holdings, Inc. ("THI"), an Indiana corporation, entered into a Plan and Agreement of Reorganization Agreement (the "Agreement") with Northern Business Acquisitions Corp. ("NBAC"), a Maryland corporation, in a tax-free share exchange under Section 368(a)(1)(B) of the Internal Revenue Code. NBAC exchanged 1,350,000 shares of its $.001 par value Common Stock for 100 percent of the issued and outstanding Common Stock of THI.  This acquisition has been treated as a recapitalization; with NBAC the legal surviving entity.  By virtue of the reorganization, the sole shareholder of THI acquired 90 percent (or 1,350,000) of the restricted common shares of NBAC.  THI was dissolved in the merger and NBAC changed its name to Titan Holdings, Inc. and later, to Freedom Financial Holdings, Inc.    Management accounted for the reorganization as a capital stock transaction. Costs of the transaction were charged to the period.

ACQUISITION OF FREEDOM FINANCIAL MORTGAGE CORPORATION

On May 3, 2006, Freedom Financial Holdings, Inc. (“FFHI”) acquired 100 percent of the outstanding common shares of Freedom Financial Mortgage Corporation (“FFMC”). The results of FFMC’s operations have been included in the consolidated financial statements since that date.

FFHI acquired all of the issued and outstanding shares of FFMC in exchange for issuing 859,091 common shares to the former shareholders of FFMC.  An additional 95,454 shares of FFHI Common Stock were issued to their founding shareholders pursuant to certain anti-dilutive rights contained in the Exchange Agreement.  For tax purposes, the transaction was structured to qualify as a tax-free reorganization pursuant to Section 368(a) (1) (B) of the IRC.

There was no public market for the Company’s Common Stock at the time of this offering.  Accordingly, the Board of Directors valued the transaction at $224,939, ($.26 per share), based on the fair value of the net assets acquired on the date the acquisition was agreed to and announced.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At May 3, 2006

Current assets	$7,295
Property and equipment	40,234
Intangible assets	744,238
Total assets	791,767

Current liabilities	49,267
Long-term debt	517,561
Total liabilities assumed	566,828
Net assets	$224,939

Acquired intangible assets consisted of the following:

Noncompete agreements	$440,000
Noncontractural customer relationships	50,000
Licenses	79,238
Customer list	175,000
Current assets	$744,238

NOTE 8. CONCENTRATIONS

The Company originates mortgages primarily in the states of Florida, Indiana, and Georgia. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as a tornado or hurricane, in one of these states could decrease the value of mortgaged properties in those states and could hamper the Company’s success in attracting clients, ability to originate or sell, and significantly harm the Company’s business, financial condition, liquidity and results of operations.

NOTE 9. SUBSEQUENT EVENTS

On January 22, 2008 the Company entered into a loan agreement with Robin Hunt, an Officer and Director of the Company, in which Mr. Hunt provided a loan (to Freedom Financial Mortgage Corp. a wholly owned subsidiary of the Company) for fifteen thousand dollars ($15,000).  A summary of the terms of the line of credit as described in the agreement are as follows: principal and an annual percentage rate of 4% of the outstanding principal will be paid monthly.  The balance is due in full on January 24, 2010.

On January 24, 2008 the Company also entered into a loan agreement with Robert Carteaux, a Director of the Company, in which the Mr. Carteaux provided a loan for twenty thousand dollars ($20,000) to the Company.   A summary of the terms of the line of credit as described in the agreement are as follows:  The note carries an annual percentage rate of twelve percent (12%) and can be repaid in one of two ways, (1) Borrower can, at any point prior to the due date of January 24, 2010, pay the Lender the Principal and interest amount in cash or (2) Principal may be repaid by converting to common stock to be issued at a date to be determined and requested by the Lender.  Borrower will issue common stock at a 25% (twenty-five  percent) discount to the closing Bid price of Borrower’s stock price on the day prior to the date of the conversion notice.