Form 10-K
period 2021-09-30
Freedom Holdings, Inc.
filed 2022-01-13
CIK 1386044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

333-140530

Commission file number

Freedom Holdings, Inc.

(Exact Name of Registrant as specified in its charter)

Maryland	56-2560951
(State or jurisdiction of	(I.R.S Employer
Incorporation or organization)	Identification No.)

6461 N 100 E, Ossian, Indiana	46777
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	260-490-9990

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Exchange Act

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the resistant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,423,063

The number of shares outstanding of the issuer’s Common Stock, $0.0001 par value, as of September 30, 2021, was 1,079,116 shares. There is 710,496 shares of the issuer’s Preferred Stock issued and outstanding as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

Freedom Holdings, Inc.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended September 30, 2021

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Freedom Holdings, Inc. (“FHLD”) for the fiscal year ended September 30, 2021 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Freedom Holdings, Inc.

PART I

Item 1. Business.

(a) Business Development

FREEDOM HOLDINGS, INC F/K/A Freedom Energy Holdings, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Maryland on June 16, 2005. Since inception, the Company has been engaged in the following sectors. The Company was formed to participate in the mortgage industry however was forced to cease mortgage operations during the 2008 housing crisis at which time the Company acquired small oil and gas leases in SE Kansas. In 2012 the company sold the leases and began the unsuccessful effort to develop technology to recycle asphalt shingles. In 2015 (based upon the efforts and experience of our CEO) began consulting other small private and public companies assisting in the process of going public and introduction of legal and auditing firm. Since 2015 our CEO has continued to consult with other businesses both Public and Private but has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The Company is continuing its consulting business, however from this point forward is seeking the acquisition of or merger with an existing company. The Company may incur losses in seeking a business combination and our Chief Executive Officer intends to spend a limited amount of time seeking a business combination. The Company selected will continue to have September 30 as its fiscal year end.

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	A requirement to have only two years of audited financial statements and only two years of related MD&A;

●	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

●	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

●	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this registration statement, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. We are choosing to utilize the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act. This election is irrevocable and allows our Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

(b) Business of Issuer

The analysis of new business opportunities will be undertaken by or under the supervision of Brian Kistler, the sole officer and director of the Registrant. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a) Potential for growth, indicated by new technology, anticipated market expansion or new products.

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as with the industry as a whole.

(c) Strength and diversity of management, either in place or scheduled for recruitment.

(d) Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources.

(e) The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials.

(f) The extent to which the business opportunity can be advanced.

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h) Other relevant factors.

Brian Kistler has served as our President/Chairman of the Board of Directors since the inception of the Company and is an active Arbitrator with the Financial Industry Regulatory Authority (FINRA) for the State of Indiana. Mr. Kistler has extensive work history in the financial services industry. He began working at the securities firm Edward Jones in 1987 and over five (5) years increased his assets under management to $45 million dollars. Mr. Kistler then joined Linsco/Private Ledger in 1992, an independent broker/dealer firm, where he worked as an independent contractor. In 1994 he was recruited by broker/dealer Hilliard Lyons to develop the northeast area of Indiana. During his time at Hilliard/Lyons, Mr. Kistler had assets under management of nearly $100 million dollars. In 1999 Mr. Kistler was hired by Raymond James & Associates to manage their recently acquired Fort Wayne, Indiana office. Subsequently, he became the manager of nine (9) Raymond James offices in Indiana. Mr. Kistler’s responsibilities included managing fifty-three employees with client assets under management in excess of one billion dollars. During his time as manager, the revenues and assets under management grew substantially as a direct result of Mr. Kistler’s ability to recruit, retain and train high quality financial advisors. Mr. Kistler retired from his position with Raymond James in December 2005 to focus on the development of Freedom Holdings, Inc. Freedom Holdings, Inc. is an ongoing operation.

The Company was formed to participate in the mortgage industry however was forced to cease mortgage operations during the 2008 housing crisis at which time the Company acquired small oil and gas leases in SE Kansas. In 2012 the company sold the leases and began unsuccessful effort to develop technology to recycle asphalt shingles. In 2015 (based upon the efforts and experience of our CEO) began consulting other small private and public companies assisting in the process of going public and introduction of legal and auditing firm. Since 2015 our CEO has continued to consult with other businesses both Public and Private but has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The Company is continuing its consulting business, however from this point forward is seeking the acquisition of or merger with an existing company. The Company selected will continue to have September 30 as its fiscal year end.

Mr. Kistler is also the President of New Opportunity Business Solutions, Inc. (NOBS), a business consulting company in which Mr. Kistler serves in a consultancy status as an officer and director of public companies. Currently, NOBS only has 5 clients that require approximately 15 hours per month of Mr. Kistler time and attention and will not detract from his ability to oversee our company’s operations. Mr. Kistler was the founder and CEO of Freedom Holding Inc.

We believe that Mr. Kistler’s experience in the securities industry as well as the managerial skills he developed during such tenure provide ample qualification for Mr. Kistler to serve as an officer and director for our Company and opens the opportunity for him to find an appropriate acquisition or merger candidate. As a result of his duties and responsibilities with other than Freedom Holdings, Inc., Mr. Kistler intends to devote approximately 5 hours per week to the development of our business. As we have limited operating history and revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination.

In applying for foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant’s limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity.

In addition, depending upon the transaction, the Registrant’s current stockholders may be substantially diluted to less than 20% of the total issued and outstanding shares of the surviving entity and possibly even eliminated as stockholders by an acquisition. Current shareholders will seek to either maintain an equity interest in the surviving company or a cash payment in exchange for outstanding shares, or a combination thereof.

The present stockholders of the Registrant will likely not have control of a majority of the voting securities of the Registrant following a reorganization transaction. As part of such a transaction, all, or a majority of, the Registrant’s sole director may resign, and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business very limited time (estimated at five hours per week) until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(c) Reports to security holders.

(1) The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of any such report.

(2) The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3) The public may read and copy any materials the Company files with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Item 1A. Risk Factors.

Our business is difficult to evaluate because we have limited operating business and our shareholders will not know what future business we will enter into until we effectuate a transaction.

As we have limited operating history and revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination.

We have no significant assets or financial resources.

We will, in all likelihood, sustain operating expenses without adequate corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. There can be no assurances that we can identify a suitable business opportunity and consummate a business combination. Our independent auditor has issued a going concern opinion.

Due to the Registrant’s limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

As we have limited capital available for the investigation and search for a merger/acquisition candidate we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Company possesses limited funds and will be extremely limited in its attempts to locate potential business situations for investigation

As we have limited capital available for the investigation and search for a merger/acquisition candidate we will be extremely limited in its attempts to locate potential business situations for investigation

The Company may not be the surviving company and shareholders may be cashed-out

Depending on the structure of the merger or acquisition, the Company may not be the surviving company and shareholders may be cashed-out

The Company may never locate a potential business combination

Due to the limited amount of capital and time to investigate a merger/acquisition candidate the Company may never locate a potential business combination.

The Company will incur costs to improve internal controls over financial reporting.

The potential business combination will add legal, accounting and audit expenses in the preparation of the financial reporting requirements to improve the internal controls of being a public company. Presently these added costs are being paid by our CEO.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management and as a non-trading company we are a competitive disadvantage to some of our competitors and may reduce the likelihood of us consummating a deal.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We have no existing agreement for a business combination or other transaction and there is no guarantee that we will be able to negotiate a transaction that will benefit our shareholders.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting limited time to our affairs. Presently, our sole officer and director, Brian Kistler, is also the sole owner of New Opportunity Business Solutions, Inc, and serves in a consultant status as an officer and director for several publicly quoted companies, therefore the company anticipates that he will spend only approximately five hours per week on our affairs. Our sole officer has not entered into written employment agreements with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummated a successful business combination.

Management May Be Entrenched and may increase the risks of delaying, deferring or preventing a change of control.

Because it may be difficult to effect a change in control of the Company without current management consent, management may be entrenched even though stockholders may believe other management may be better and a potential suitor who may be willing to pay a premium to acquire us may not attempt to do so.

Such concentration of ownership may have the effect of delaying, deferring, or preventing a change in control of the Company and entrenching current management even though stockholders may believe other management may be better. Potential suitors who otherwise might be willing to pay a premium to acquire us may decide not to acquire us because it may be difficult to effect a change in control of us without current management’s consent. Mr. Kistler has the ability to control the outcome on all matters requiring stockholder approval, including the election and removal of directors; any merger, consolidation, or sale of all or substantially all of our assets; and the ability to control our management.

We Are Dependent on The Services of a Certain Key Employee. The Loss of His Services Could Harm Our Business.

Our success largely depends on the continuing services of our Chief Executive Officer and Chairman, Brian Kistler. We believe that Mr. Kistler possess valuable knowledge, experience and leadership abilities that would be difficult in the short term to replicate. The loss of him as a key employee could harm our operations, business plans and cash flows. Mr. Kistler have agreed to dedicate approximately 5 hours per week to the development of our business. This limited amount of time that Mr. Kistler is able to devote to the development of our business on a weekly basis may inhibit our ability to attract or locate an adequate acquisition.

Shareholder approval will likely not be obtained for any acquisition or business combination and that if it is obtained that, “may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders.”

Because of the voting control of Brian Kistler, our CEO, shareholder approval will likely not be obtained for any acquisition or business combination and that if it is obtained that, “may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders”, due to the cost and time of soliciting the approval of all shareholders. As a result, the decision for a merger or acquisition lies solely upon the judgement of our CEO.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirement may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise, suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently a limited and sporadic trading market for our common stock, and liquidity of shares of our common stock is limited.

Our shares of common stock is quoted on the Over-the-Counter Pink Sheets and has a limited public trading market for our common stock. Further, no increased public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the fact that we will need to file a resale registration statement to create liquidity in our common stock.

Since our shares of common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of common stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. There may be resale restrictions imposed by rule 144(i) for one year following the company no longer being considered a shell company. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

We have never paid dividends on our common stock and if we do not pay dividends in the future then our shareholders can only benefit from their shares by selling such stock either in the public marketplace or in a private transaction.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into us to further our business strategy.

We may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no meaningful increase of revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had limited revenue from operations. We may not realize any revenue increases unless and until we successfully merge with or acquire an operating business.

We intend to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 500,000,000 shares of common stock and a maximum of 100,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interested of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Our principal stockholders may engage in a transaction to cause us to repurchase their shares of common stock.

In order to provide an interest in us to a third party, our stockholders may choose to cause us to sell our securities to one or more third parties, with the proceeds of such sale(s) being utilized by us to repurchase shares common stock held by them. As a result of such transaction(s), our management, principal stockholder(s) and Board of Directors may change.

We anticipate that the selection of a business combination will be complex and extremely risky.

Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or perceived benefits of becoming a publicly traded corporation.

Our business focus has changed four times since inception in 2005 and Management has limited experience

At inception the Company was formed to serve the mortgage industry, however as a result of the failure of the mortgage industry the Company focus was amended to focus on the energy markets which was not successful. The Company then focused on marketing an asphalt shingle recycling technology which ultimately was also unsuccessful. Since 2017 the Company was solely focused on the business consulting of our CEO. He has had limited participation in mergers/acquisitions of private companies into public companies, therefore he may not be successful finding a business combination.

We have conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have not conducted market research concerning prospective business opportunities, nor have others made the results of such market research available to us. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Our shares may be subject to the “penny stock” rules, following such a reverse merger transaction which might subject you to restrictions on marketability and may not be able to sell your shares.

The common stock is quoted and tradable on the Over-the- Counter Pink Sheets, we are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Additional risks may exist since we will assist a privately held business to become public through the “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future. Failure to develop or maintain an active trading market for our common stock will have a generally negative effect on the price of our common stock and you may be unable to sell your common stock or any attempted sale of such common stock may have the effect of lowering the market price. Your investment could be a partial or complete loss.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system.) Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price of liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange and therefore it is possible that our stockholders will not be able to liquidate their investment in our stock and we may not access to capital available to companies trading on these exchanges.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Our authorization of blank check preferred stock could be used to discourage a take-over transaction involving an actual or potential change in control of us or our management.

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Lack of diversification should be considered to a substantial risk.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and dilution of interest for present and prospective stockholders, which is like to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered to a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The registration statement contains forward-looking statements and information relating to us, our industry and to other businesses which may differ materially from those currently contemplated in our forward-looking statements.

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by the information currently available to our management. When used in this registration statement, the words “estimate,” “project,” “anticipate,” intend,” “except” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to the future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this registration statement. We do not undertake any obligation to publicly release any revisions of these forward-looking statements to reflect events or circumstances after the date of this registration statement or to reflect the occurrence of unanticipated events.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We neither rent nor own any properties. We utilize the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

None.

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4. Mine Safety Disclosures.

Not applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market information

Our Common Stock is quoted on the Over-the-Counter Pink Sheets under the trading symbol FHLD We cannot assure you that there will be a market for our common stock in the future. See the High and Low Bid data below adjusted for the July 19, 2021 reverse split:

Fiscal Year 2021	High Bid	Low Bid
First Quarter	$1.00	$0.50
Second Quarter	$2,00	$2.50
Third Quarter	$4.00	$5.50
Fourth Quarter	$5.00	$0.05

Fiscal Year 2020	High Bid	Low Bid
First Quarter	$0.50	$0.50
Second Quarter	$0.50	$0.50
Third Quarter	$0.50	$0.50
Fourth Quarter	$0.50	$0.50

(b) Holders

As of September 30, 2021, there are 1,079,116 shares post reverse and 2,251 holders of an aggregate of shares of our Common Stock issued and outstanding.

(c) Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the president intention of management to utilize all available funds for the development of the Registrant’s business.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report. The management’s discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

(a)	an abrupt economic change resulting in an unexpected downturn in demand for our services;
(b)	governmental restrictions or excessive taxes on our services;
(c)	economic resources to support the development of our projects;
(d)	expansion plans, access to potential clients, and advances in technology; and.
(e)	lack of working capital that could hinder acquisitions for development of our projects.

Our Business Overview.

FREEDOM HOLDINGS, INC F/K/A Freedom Energy Holdings, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Maryland on June 16, 2005. Since inception, the Company has been engaged in the following sectors. The Company was formed to participate in the mortgage industry however was forced to cease mortgage operations during the 2008 housing crisis at which time the Company acquired small oil and gas leases in SE Kansas. In 2012 the company sold the leases and began unsuccessful effort to develop technology to recycle asphalt shingles. In 2015 (based upon the efforts and experience of our CEO) began consulting other small private and public companies assisting in the process of going public and introduction of legal and auditing firm. Since 2015 our CEO has continued to consult with other businesses both Public and Private but has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The Company is continuing its consulting business, however from this point forward is seeking the acquisition of or merger with an existing company. The Company may incur losses in seeking a business combination and our Chief Executive Officer intends to spend a limited amount of time seeking a business combination. The Company selected will continue to have September 30 as its fiscal year end.

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	A requirement to have only two years of audited financial statements and only two years of related MD&A;

●	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

●	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

●	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this registration statement, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. We are choosing to utilize the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act. This election is irrevocable and allows our Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

(b) Business of Issuer

The analysis of new business opportunities will be undertaken by or under the supervision of Brian Kistler, the sole officer and director of the Registrant. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a) Potential for growth, indicated by new technology, anticipated market expansion or new products.

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as with the industry as a whole.

(c) Strength and diversity of management, either in place or scheduled for recruitment.

(d) Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources.

(e) The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials.

(f) The extent to which the business opportunity can be advanced.

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h) Other relevant factors.

Brian Kistler has served as our President/Chairman of the Board of Directors since the inception of the Company and is an active Arbitrator with the Financial Industry Regulatory Authority (FINRA) for the State of Indiana. Mr. Kistler has extensive work history in the financial services industry. He began working at the securities firm Edward Jones in 1987 and over five (5) years increased his assets under management to $45 million dollars. Mr. Kistler then joined Linsco/Private Ledger in 1992, an independent broker/dealer firm, where he worked as an independent contractor. In 1994 he was recruited by broker/dealer Hilliard Lyons to develop the northeast area of Indiana. During his time at Hilliard/Lyons, Mr. Kistler had assets under management of nearly $100 million dollars. In 1999 Mr. Kistler was hired by Raymond James & Associates to manage their recently acquired Fort Wayne, Indiana office. Subsequently, he became the manager of nine (9) Raymond James offices in Indiana. Mr. Kistler’s responsibilities included managing fifty-three employees with client assets under management in excess of one billion dollars. During his time as manager, the revenues and assets under management grew substantially as a direct result of Mr. Kistler’s ability to recruit, retain and train high quality financial advisors. Mr. Kistler retired from his position with Raymond James in December 2005 to focus on the development of Freedom Holdings, Inc. Freedom Holdings, Inc. is an ongoing operation.

The Company was formed to participate in the mortgage industry however was forced to cease mortgage operations during the 2008 housing crisis at which time the Company acquired small oil and gas leases in SE Kansas. In 2012 the company sold the leases and began unsuccessful effort to develop technology to recycle asphalt shingles. In 2015 (based upon the efforts and experience of our CEO) began consulting other small private and public companies assisting in the process of going public and introduction of legal and auditing firm. Since 2015 our CEO has continued to consult with other businesses both Public and Private but has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The Company is continuing its consulting business, however from this point forward is seeking the acquisition of or merger with an existing company. The Company selected will continue to have September 30 as its fiscal year end.

Mr. Kistler is also the President of New Opportunity Business Solutions, Inc. (NOBS), a business consulting company in which Mr. Kistler serves in a consultancy status as an officer and director of public companies. Currently, NOBS only has 5 clients that require approximately 15 hours per month of Mr. Kistler time and attention and will not detract from his ability to oversee our company’s operations. Mr. Kistler was the founder and CEO of Freedom Holding Inc.

We believe that Mr. Kistler’s experience in the securities industry as well as the managerial skills he developed during such tenure provide ample qualification for Mr. Kistler to serve as an officer and director for our Company and opens the opportunity for him to find an appropriate acquisition or merger candidate. As a result of his duties and responsibilities with other than Freedom Holdings, Inc., Mr. Kistler intends to devote approximately 5 hours per week to the development of our business. As we have limited operating history and revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination.

In applying for foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant’s limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity.

In addition, depending upon the transaction, the Registrant’s current stockholders may be substantially diluted to less than 20% of the total issued and outstanding shares of the surviving entity and possibly even eliminated as stockholders by an acquisition. Current shareholders will seek to either maintain an equity interest in the surviving company or a cash payment in exchange for outstanding shares, or a combination thereof.

The present stockholders of the Registrant will likely not have control of a majority of the voting securities of the Registrant following a reorganization transaction. As part of such a transaction, all, or a majority of, the Registrant’s sole director may resign, and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business very limited time (estimated at five hours per week) until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(c) Reports to security holders.

(1) The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of any such report.

(2) The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3) The public may read and copy any materials the Company files with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

(i)	Filing of Exchange Act reports, and

(ii)	Consummating an acquisition

We anticipate that our cost for filing Exchange Act reports for the next 12 months will be approximately $8,400. We anticipate that we also should be able to consummate a business combination for approximately $8,400. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary to be loaned by our invested in us by our stockholders, management or other investors.

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, ultimately, achieve profitable operations.

We may consider a business which has recently commenced operations, in a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our sole officer and director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and dilution of interest for present and prospective stockholders, which is like to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered to a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or perceived benefits of becoming a publicly traded corporation. We intend to contact various stock transfer agents, investment relation firms and business development entities to locate potential candidates for a business combination transaction. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. An additional perceived benefit for a private operating company in becoming public by merging with us as opposed to filing its own form 10 registration statement is the time and money required to get through the process. This private company must take into account the consideration that such private company would have to provide to us in such a transaction as well as our obligation to file a Form 8-K in connection with such a transaction including Form 10 information regarding the private operating company. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

PLAN OF OPERATION.

The Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company. Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses. Mr. Kistler expects to remain involved as management of any acquired business.

The Company possesses limited funds and will be extremely limited in its attempts to locate potential business situations for investigation. The Company has commenced the process of investigating possible merger and acquisition candidates and believes that the Company’s status as a publicly held corporation will enhance its ability to locate such potential business ventures. No assurance can be given as to when Mr. Kistler may locate suitable business opportunities and such opportunities may be difficult to locate; however, Mr. Kistler intends to actively search for potential business ventures for the foreseeable future.

Business opportunities, if any arise, are expected to become available to Freedom Holdings principally from the personal contacts of Mr. Kistler. While it is not expected that the Company will engage professional firms specializing in business acquisitions or reorganizations, such firms may be retained if funds become available in the future, and if deemed advisable. Opportunities may thus become available from professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and other sources of unsolicited proposals. Mr. Kistler is unable to predict at this time the cost of locating a suitable business opportunity.

The analysis of business opportunities will be undertaken by or under the supervision of Mr. Kistler. Among the factors which he will consider in analyzing potential business opportunities are the available technical, financial and managerial resources; working capital and financial requirements; the history of operation, if any; future prospects; the nature of present and anticipated competition; potential for further research, developments or exploration; growth and expansion potential; the perceived public recognition or acceptance of products or services; name identification, and other relevant factors.

It is not possible at present to predict the exact manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed and based upon such review, the appropriate legal structure or method of participation will be decided upon by management. Such structures and methods may include, without limitation, leases, purchase and sale agreements, licenses, joint ventures; and may involve merger, consolidation or reorganization. The Company may act directly or indirectly through an interest in a partnership, corporation or reorganization. However, it is most likely that any acquisition of a business venture the Company would make would be by conducting a reorganization involving the issuance of FREEDOM HOLDING’s restricted securities. Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and FREEDOM HOLDING, and such other entity combine assets in the new entity. Reorganization may also occur, directly or indirectly, through subsidiaries, and there is no assurance that the Company would be the surviving entity. Any such reorganization could result in loss of control of a majority of the shares. Mr. Kistler or other members of management, if any, at the time of reorganization may be required to resign in connection with reorganization. Substantial dilution of percentage equity ownership may result to the stockholders. The Company may choose to enter into a venture involving the acquisition of or merger with a company which does not need substantial additional capital but desires to establish a public trading market of its securities. Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering. Such consequences might include expense, time delays or loss of voting control. In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company’s affairs may be transferred to others.

As part of his investigation of acquisition possibilities, Mr. Kistler may meet with executive officers of the business and its personnel; inspect its facilities; obtain independent analysis or verification of the information provided, and conduct other reasonable measures, to the extent permitted by the Company’s limited resources and Mr. Kistler’s limited expertise. Generally, Mr. Kistler intends to analyze and make a determination based upon all available information without reliance upon any single factor as controlling.

It may be anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention, and substantial costs for accountants, attorneys and others. Should a decision thereafter be made not to participate in a specific business opportunity, it is likely that costs already expended would not be recoverable. It is likely, in the event a transaction should eventually fail to be consummated, for any reason, that the costs incurred by the Company would not be recoverable. Mr. Kistler is entitled to reimbursement for all expenses incurred in his investigation of possible business ventures on behalf of the Company, and no assurance can be given that if the Company has available funds, they will not be depleted by such expenses.

Mr. Kistler believes the best chance to obtain value for the stockholder is to seek a merger or acquisition with an existing business. At this time, Mr. Kistler has not been able to locate any potential mergers or acquisitions.

The Company is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Company, regardless of the completion of any transaction, will be profitable.

If and when Mr. Kistler locates a business opportunity, he will consider the dollar amount of that entity’s profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company’s stockholders due to the issuance of stock to acquire such an opportunity.

We have limited history as a public company. We currently file with the SEC annual and quarterly information and other reports that are specified in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC regulations. Thus, we will need to ensure that we will have the ability to prepare, on a timely basis, financial statements that comply with SEC reporting requirements following the effectiveness of this registration statement. We will also become subject to other reporting and corporate governance requirements, including the listing standards of any securities exchange upon which we may list our Common Stock, and the provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, we will be required, among other things, to:

●	prepare and distribute reports and other stockholder communications in compliance with our obligations under the federal securities laws and the applicable national securities exchange listing rules;
●	define and expand the roles and the duties of our Board of Directors and its committees;
●	institute more comprehensive compliance, investor relations and internal audit functions;
●	evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC; and
●	involve and retain outside legal counsel and accountants in connection with the activities listed above.

The adequacy of our internal control over financial reporting must be assessed by management for each year commencing with the year ending September 30, 2021. Our internal control over financial reporting will be required to meet the standards required by Section 404 of the Sarbanes-Oxley Act. We will incur additional costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff. Ultimately, our efforts may not be adequate to comply with the requirements of Section 404 of which is currently being paid by our CEO If we are unable to implement and maintain adequate internal control over financial reporting or otherwise to comply with Section 404, we may be unable to report financial information on a timely basis, may suffer adverse regulatory consequences, may have violations of the applicable national securities exchange listing rules and may breach covenants under our credit facilities.

The significant obligations related to being a public company will continue to require a significant commitment of additional resources and management oversight that will increase our costs and might place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns. In addition, we might not be successful in implementing and maintaining controls and procedures that comply with these requirements. If we fail to maintain an effective internal control environment or to comply with the numerous legal and regulatory requirements imposed on public companies, we could make material errors in, and be required to restate, our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.

Results of Operations and Critical Accounting Policies and Estimates.

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States. The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements. The Company’s accounting policies are more fully described in Note 3 to the Notes of Financial Statements.

Results of Operations for years ended September 30, 2021 and 2020

Revenues.

All revenues were derived from New Opportunity Business Solutions, Inc. a related party. Mr. Kistler, our CEO is the President and CEO of both Freedom Holdings, Inc. and New Opportunity Business Solutions, Inc.

Total Revenue. Total revenues for the years ended September 30, 2021 and 2020 were $31,4000 and $11,419, respectively. Revenues increased by approximately 175%.

Cost of goods sold. Cost of goods sold for the years ended September 30, 2021 and 2020 were $31,400 and $0, respectively. Cost of goods sold increased by 100% due to the Company allocating Mr. Kistler’s time at fair market value.

Gross profit. Gross profit for the years ended September 30, 2021 and 2020 were $0 and $11,419, respectively. Gross profit decreased by 100% due to the Company allocating Mr. Kistler’s time at fair market value.

Expenses.

Total Operating Expenses. Total operating expenses for the years ended September 30, 2021 and September 30, 2020 were $245,177 and $245,843, respectively. Total operating expenses consisted of management fees of $240,000 and $0, respectively; stock based compensation of $0 and $240,000, respectively; professional fees of $2,934 and $0, respectively and selling, general and administrative expenses of $2,243 and $5,843, respectively. Management fees increased by approximately 100% due to Mr. Kistler and Mr. Hunt accepting their annual compensation as accrued compensation instead of being issued Series D Preferred Stock. Stock based compensation decreased by 100% due to Mr. Kistler and Mr. Hunt accepting their annual compensation as accrued compensation instead of being issued Series D Preferred Stock. Professional fees increased by approximately 100% due to the process of becoming up-listing to a full reporting company. Selling, general and administrative expenses decreased by approximately 62%.

Other Income (Expense): Total other income (expense) for the years ended September 30, 2021 and 2020 was ($14,301) and ($6,117), respectively. Other income (expense) consisted of interest expense of ($14,301) and ($6,117), respectively. Interest expense increased by approximately 134% due to increased borrowings.

Financial Condition.

Total Assets. Total assets at September 30, 2021 and September 30, 2020 were $2,132 and $19, respectively. Total assets consist of cash of $2,132 and $19, respectively. Total assets increased by approximately 11,121%. The main reason for the increase was due to an increase in revenues from a related party.

Total Liabilities. Total liabilities at September 30, 2021 and September 30, 2020 were $351,924 and $121,733, respectively. Total liabilities consist of accounts payable of $7,861 and $1,773, respectively; accrued interest of $922 and $0, respectively; accrued expenses of $246,208 and $18,405, respectively and note payable of $96,933 and $101,555, respectively. Total liabilities increased by approximately 189%. Accounts payable increased by approximately 343% due to the Company up-listing and becoming full reporting. Accrued interest increased by approximately 100% due to increase borrowings. Accrued expenses increased by approximately 1,238% due to Mr. Kistler and Mr. Hunt accepting their annual compensation as accrued compensation instead of being issued Series D Preferred Stock.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $259,478 for the year ended September 30, 2021 and $240,541 for the year ended December 31, 2020. The Company has accumulated losses totaling $9,716,132 at September 30, 2021. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our CEO. At September 30, 2021 we had a working capital deficit of $349,792. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the years ended September 30, 2021 and 2020 were ($24,666) and $3,149, respectively. Net cash used in operating activities includes our net loss, stock issued for services, accounts payable and accrued expenses and accrued interest.

Net cash provided by financing activities for the years ended September 30, 2021 and September 30, 2020 were $26,779 and ($3,291), respectively. Net cash provided by financing activities includes paid-in capital from a related party, Mr. Brian Kistler our CEO and payments made on notes payable of $4,621 and $3,291 respectively.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to implement our strategy. We do not have the necessary cash and revenue to satisfy our cash requirements for the next twelve months. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses. However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2021.

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The report of the independent registered public accounting firm and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not have any disagreements on accounting and financial disclosure with our accounting firm during the reporting period.

Item 9A. Controls and Procedures

(a) Management’s Annual Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

As of September 30, 2021 , under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of September 30, 2021 , under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The management including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud. A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met. Further, the design of control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of this section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Change in Internal Control Over Financial Reporting

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

(a) A registrant identified by the Commission pursuant to Section 104(i)(2)(A) of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7214(i)(2)(A)) as having retained, for the preparation of the audit report on its financial statements included in the Form 10-K, a registered public accounting firm that has a branch or office that is located in a foreign jurisdiction and that the Public Company Accounting Oversight Board has determined it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction must electronically submit to the Commission on a supplemental basis documentation that establishes that the registrant is not owned or controlled by a governmental entity in the foreign jurisdiction. The registrant must submit this documentation on or before the due date for this form. A registrant that is owned or controlled by a foreign governmental entity is not required to submit such documentation. (b) A registrant that is a foreign issuer, as defined in 17 CFR 240.3b-4, identified by the Commission pursuant to Section 104(i)(2)(A) of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7214(i)(2)(A)) as having retained, for the preparation of the audit report on its financial statements included in the Form 10-K, a registered public accounting firm that has a branch or office that is located in a foreign jurisdiction and that the Public Company Accounting Oversight Board has determined it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction, for each year in which the registrant is so identified, must disclose:

(1) That, for the immediately preceding annual financial statement period, a registered public accounting firm that the PCAOB was unable to inspect or investigate completely, because of a position taken by an authority in the foreign jurisdiction, issued an audit report for the registrant; (2) The percentage of shares of the registrant owned by governmental entities in the foreign jurisdiction in which the registrant is incorporated or otherwise organized; (3) Whether governmental entities in the applicable foreign jurisdiction with respect to that registered public accounting firm have a controlling financial interest with respect to the registrant; (4) The name of each official of the Chinese Communist Party who is a member of the board of directors of the registrant or the operating entity with respect to the registrant; and (5) Whether the articles of incorporation of the registrant (or equivalent organizing document) contains any charter of the Chinese Communist Party, including the text of any such charter.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names and ages of our directors and executive officers as of September 30, 2021are set forth below. Our Bylaws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
Brian Kistler (1)	65	President, Director (1)

(1) Brian Kistler will serve as a director until the next annual shareholder meeting.

Brian K. Kistler, President and Director

Brian K. Kistler has served as our President/Chairman of the Board of Directors since the inception of the Company and is an active Arbitrator with the Financial Industry Regulatory Authority (FINRA) for the State of Indiana. Mr. Kistler has extensive work history in the financial services industry. He began working at the securities firm Edward Jones in 1987 and over five (5) years increased his assets under management to $45 million dollars. Mr. Kistler then joined Linsco/Private Ledger in 1992, an independent broker/dealer firm, where he worked as an independent contractor. In 1994 he was recruited by broker/dealer Hilliard Lyons to develop the northeast area of Indiana. During his time at Hilliard/Lyons, Mr. Kistler had assets under management of nearly $100 million dollars. In 1999 Mr. Kistler was hired by Raymond James & Associates to manage their recently acquired Fort Wayne, Indiana office. Subsequently, he became the manager of nine (9) Raymond James offices in Indiana. Mr. Kistler’s responsibilities included managing fifty-three employees with client assets under management in excess of one billion dollars. During his time as manager, the revenues and assets under management grew substantially as a direct result of Mr. Kistler’s ability to recruit, retain and train high quality financial advisors. Mr. Kistler retired from his position with Raymond James in December 2005 to focus on the development of Freedom Holdings, Inc. Freedom Holdings, Inc. is an ongoing operation.

We believe that Mr. Kistler’s experience in the securities industry as well as the managerial skills he developed during such tenure provide ample qualification for Mr. Kistler to serve as an officer and director for our Company. As a result of his duties and responsibilities with Freedom Holdings, Inc., Mr. Kistler intends to devote approximately 5 hours per week to the development of our business.

Significant Employees. None.

Family Relationships. None.

Involvement in Certain Legal Proceedings. To the best of our knowledge, except as set forth herein, none of the directors or director designees to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

The Board of Directors acts as the Audit Committee, and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such expert. The Company intends to continue to search for a qualified individual for hire.

Meetings and Committees of the Board of Directors.

We do not have a nominating committee of the Board of Directors, or any committee performing similar functions. Nominees for election as a director are selected by the Board of Directors.

We do not yet have an audit committee or an audit committee financial expert. We expect to form such a committee composed of our non-employee directors. We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person. Despite the lack of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors. Furthermore, our entire board of directors is aware of the importance of the financial and accounting due diligence that must be undertaken in furtherance of our business and they intend to conduct a comprehensive accounting financial analysis of the Company’s business.

Compensation Committee Interlocks and Insider Participation.

As of September 30, 2021, our Board of Directors consisted solely of Brian Kistler. At present, the Board of Directors has not established any committees.

Director Compensation.

There are currently no compensation arrangements in place for members of the board of directors.

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our President/Chairman who served at the end of the period September 30, 2021, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.” Currently, we have no employment agreements with any of our Directors or Officers. All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Summary Compensation Table – Officers

(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)		(j)
							Non-equity incentive	Change in Pension Value and Nonqualified deferred
				Stock		Option	plan	compensation	All other
Name and principal position	Year	Salary	Bonus	Awards		Awards	compensation	earnings	Compensation		Total
		($)	($)	($)		($)	($)	($)	($)		($)
Brian Kistler, President, Director	2019	-0-	-0-	120,000	[1]	-0-	-0-	-0-	-0-		120,000
	2020	-0-	-0-	120,000	[1]	-0-	-0-	-0-	-0-		120,000
	2021	-0-	-0-	-0-		-0-	-0-	-0-	120,000	[2]	120,000

There is no employment contract with Mr. Brian Kistler at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

1On September 30, 2020 and 2019, the Company authorized 12,000 shares of series D preferred stock, to Brian Kistler for the service rendered at $10 per share with a par value of $0.0001 per share, repsectively.

2On September 30, 2021, the Company recognized accrued expenses of $120,000 for the year ended September 30, 2021 for our CEO, Mr. Brian Kistler’s base compensation. No employment agreement exists.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees earned or paid in cash	Stock Awards	Option Award(s)	Non-equity incentive plan compensation	Change in Pension Value and Nonqualified deferred compensation earnings	All other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Brian Kistler, President, Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) There is no employment contract with Mr. Kistler at this time. Nor are there any agreements for compensation in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of September 30, 2020 , and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable. Subject to community property laws, where applicable, the persons or entities named below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Brian K. Kistler (1)	665 common	0.06%
6461 N 100 E	2 Preferred A shares[2]	100%
Ossian, IN 46777	68,200 Preferred B shares[2]	30%
	97,936 Preferred D shares[2]	29%

(1)	Brian K. Kistler serves as sole officer (President) and Director of the Company.
(2)	The terms of the preferred shares owned by Brian Kistler are disclosed in the exhibit 3.3 Certificate of Amendment Filed herewith

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons.

None

Director Independence.

We have not established our own definition for determining whether our director or nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current directors would not be deemed to be “independent” under any applicable definition given that they are officers of the Company. We also have not established any committees of the Board of Directors.

Given the nature of our Company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. As our operations generate revenue we intend to seek additional members for our board of directors and establish our own definition of “independent” as related to directors and nominees for directors. We further intend to establish committees that will be suitable for our operations as our business operations warrant.

Our Company retained the services of BF Borgers CPA PC, to conduct the September 30, 2021 audit of Financial Statements and OLAYINKA OYEBOLA & CO., to conduct the September 30, 2020 audit of Financial Statements. The Audit of Financial Statements are the only services provided by BF Borgers CPA PC and OLAYINKA OYEBOLA & CO.

Item 14. Principal Accounting Fees and Services.

	2021	2020
Audit fees	10,000	5,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors. The Board of Directors, performing normal functions of the audit committee, approved 100% of the fees for the September 30, 2021audit services performed by BF Borgers CPA PC and the fees for the September 30, 2020 audit services performed by OLAYINKA OYEBOLA & CO..

PART IV

Item 15. Exhibits, Financial Statement Schedule.

Exhibit Number and Description			Location Reference

(a)	Financial Statements		Filed herewith

(b)	Exhibits required by Item 601, Regulation SB;

(3.0)	Articles of Incorporation

	(3.1)	Certificate of Incorporation	See Exhibit Key

	(3.2)	By-Laws	See Exhibit Key

(31.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 29, 2015.

3.2	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 29, 2015.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM HOLDINGS, INC.

NAME	TITLE	DATE

/s/ Brian Kistler	Chief Executive Officer, President, Director (Principal Executive Officer)	January 13, 2022
Brian Kistler

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

Chief Financial Officer (Principal Financial Officer)
/s/ Brian Kistler	President, Director	January 13, 2022
Brian Kistler

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act. None.

Freedom Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Freedom Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Freedom Holdings, Inc. (the “Company”) as of September 30, 2021, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

January 13, 2022

FREEDOM HOLDINGS, INC.

BALANCE SHEETS

(Audited)

	September 30, 2021	September 30, 2020
ASSETS
Current Assets:
Cash	$2,132	$19
Total Current Assets	2,132	19
TOTAL ASSETS	$2,132	$19

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$7,861	$1,773
Accrued interest	922	—
Accrued expenses	246,208	18,405
Total Current Liabilities	254,991	20,178

Non-Current Liabilities
Notes payable	96,933	101,555
Total Non-Current Liabilities	96,933	101,555
TOTAL LIABILITIES	351,924	121,733

Stockholders’ Deficit
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, 710,496 and 710,496 shares issued and outstanding, respectively.	71	71
Common stock, $0.0001 par value, 10,000,000,000 shares authorized, 1,079,116 and 1,077,582 shares issued and outstanding respectively.	108	108
Additional paid-in capital	9,366,161	9,334,761
Accumulated deficit	(9,716,132)	(9,456,654)
Total Stockholders’ Deficit	(349,792)	(121,714)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,132	$19

The accompanying notes are an integral part of these financial statements.

FREEDOM HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(Audited)

	For the Years Ended September 30,
	2021	2020
Revenues
Consulting services – related party	$31,400	$11,419
Cost of goods	31,400	—
Gross Profit	—	11,419

Operating Expenses
Management fees	240,000	—
Stock based compensation	—	240,000
Professional fees	2,934	—
Selling, general and administrative expenses	2,243	5,843
Total operating expenses	245,177	245,843

Net loss from operations	(245,177)	(234,424)

Other income (expenses)
Interest expense	(14,301)	(6,117)
Income taxes	—	—

Net loss	$(259,478)	$(240,541)

Basic and diluted loss per share	$(0.24)	$(0.22)

Weighted average number of shares outstanding	1,077,582	1,077,582

The accompanying notes are an integral part of these financial statements.

FREEDOM HOLDINGS, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

(Audited)

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Retained Deficit	Total

Balance, September 30, 2019	686,496	$69	1,077,582	$108	$9,094,763	$(9,216,113)	$(121,173)

Issued shares of Preferred D for compensation	24,000	2	—	—	239,998	—	240,000

Net loss						(240,541)	(240,541)

Balance, September 30, 2020	710,496	$71	1,077,582	$108	$9,334,761	$(9,456,654)	$(121,714)

Fractional shares adjustment			1,534				—
Reclass related party revenue					31,400		31,400

Net loss						(259,478)	(259,478)

Balance, September 30, 2021	710,496	$71	1,079,116	$108	$9,366,161	$(9,716,132)	$(349,792)

The accompanying notes are an integral part of these financial statements.

FREEDOM HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(Audited)

	For the Years Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(259,478)	$(240,541)
Adjustment to reconcile net loss to net cash provided in operations:
Stock issued for services	—	240,000
Change in assets and liabilities
Accounts payable and accruals	233,890	3,690
Accrued interest	922	—
Net Cash (used in) provided by operations	(24,666)	3,149

CASH FLOWS FROM FINANCING ACTIVITIES:
Paid-in capital – related party	31,400	—
Repayment of notes payable	(4,621)	(3,291)
Net cash provided by financing activities	26,779	(3,291)

Net change in cash and cash equivalents	2,113	(142)

Cash and cash equivalents, Beginning of period	19	161
Cash and cash equivalents, End of period	$2,132	$19

Supplemental cash flow information
Cash paid for interest	$14,301	$6,117
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

FREEDOM HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Freedom Holdings, Inc. (the “Company”) is a for profit corporation established under the corporation laws in the State of Maryland, United States of America on June 15, 2005.

Since inception the Company has devoted substantially all its efforts to establishing a new business. The Company has generated expenses and limited revenue from the efforts.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

The Company has adopted September 30 fiscal year end.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended September 30, 2020, and 2019.

Recently issued accounting pronouncements

The Company has reviewed the FASB issued ASU accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company’s financial management.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding, and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There are no potentially dilutive shares of common stock.

Share-based expense

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

FREEDOM HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense was $0 for the year ended September 30, 2021 and $240,000 for the year ended September 30, 2020.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities and net operating loss and tax credit carryforwards given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company has applied for an extension of time to file with the Internal Revenue Service for its most recent tax filing.

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of September 30, 2021.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has recorded a full valuation allowance against its net deferred tax assets because it is not currently able to conclude that it is more likely than not that these assets will be realized. The amount of deferred tax assets considered to be realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased.

As of September 30, 2021, the Company had unused net operating loss carry forwards of $157,000 available to reduce federal taxable income. The Company’s ability to offset future taxable income, if any, with tax net operating loss carryforwards may be limited due to the non-filing of tax returns. Under the CARES act, net operating losses arising after 2017 are able to be carried forward indefinitely. Furthermore, changes in ownership may result in limitations under Internal Revenue Code Section 382.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Revenue recognition

Effective October 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, which is effective for public business entities with annual reporting periods beginning after December 15, 2017. This new revenue recognition standard (new guidance) has a fivestep process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company’s initial application of ASC 606 did not have a material impact on its financial statements and disclosures and there was no cumulative effect of the adoption of ASC 606.

FREEDOM HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

The Company recognized revenues from a related party for the year ended September 30, 2021 in the amount of $31,400. The Company allocated the related party time spent and recorded Cost of goods sold in the amount of $31,400. The performance obligation has been met as per ASC 606.

Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritize the inputs used to measure fair value into three levels and bases the categorization with the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy under ASC 820 are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs, other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company’s cash and cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The carrying amounts of accounts payable, advances payable and short-term loans approximate their fair value due to short term maturities.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and Equipment are first recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets.

Long lived assets, including property and equipment, to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. Measurement of an impairment loss is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Maintenance and repair expenses, as incurred, are charged to expense. Betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts with any gain or loss on the disposition included as income.

The company does not have fixed asset as of September 30, 2021, and 2020

NOTE 4 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has limited revenue, and an accumulated deficit of $9,716,132 at September 30, 2021 and had a net loss of $259,478 for the year ended September 30, 2021. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

FREEDOM HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 5 – NOTE PAYABLE

On August 7th, 2017, the company obtained an unsecured, nonrecourse and open-ended loan of $50,000.00 The loan incurs interest at 15% per annum. On December 30, 2013, the Company received a $56,977.89 Demand Instalment Loan from Bruce Miller. The loan incurs interest at 12 % per annum. Mr. Miller is a personal acquaintance with our CEO. The loans are unsecure, nonrecourse and open ended. The loans require monthly repayment of principal and interest of $750.00 each. In the event that the Company is unable, the CEO has agreed to make the payments.

The following sets forth the principal and interest loan balance for the years ended September 30:

	2021	2020
Note payable	96,933	101,555
Accrued interest	922	—
Total note payable and accrued interest	97,855	101,555

NOTE 6 – ACCRUED EXPENSES

On September 30, 2021, the Company recognized expenses of $120,000 for the year ended September 30, 2021 for our CEO, Mr. Brian Kistler’s base compensation. No employment agreement exists.

On September 30, 2021, the Company recognized expenses of $120,000 for the year ended September 30, 2021 for our Mr. Robin Hunt’s base compensation. No employment agreement exists.

NOTE 7 – RELATED PARTY TRANSACTIONS

On September 1, 2020, the Company authorized 12,000 shares of series D preferred stock, to Brian Kistler for the service rendered at $10 per share with a par value of $0.0001 per share.

On September 30, 2021, the Company recognized expenses of $120,000 for the year ended September 30, 2021, for our CEO, Mr. Brian Kistler’s base compensation. No employment agreement exists.

The Company recognized revenues for the year ended September 30, 2021 from New Opportunity Business Solutions, Inc., a related party in the amount of $31,400. Mr. Brian Kistler is the President and CEO of both New Opportunity Solutions, Inc. and Freedom Holdings, Inc. The Company expensed Mr. Kistler’s time at fair market value to Cost of goods sold of $31,400.

NOTE 8 – PREFERRED STOCK

On September 1, 2019, the Company authorized 12,000 shares of series D preferred stock, to Robin Hunt for the service rendered at $10 per share with a par value of $0.0001 per share.

On September 1, 2019, the Company authorized 12,000 shares of series D preferred stock, to Brian Kistler for the service rendered at $10 per share with a par value of $0.0001 per share.

On September 1, 2020, the Company authorized 12,000 shares of series D preferred stock, to Robin Hunt for the service rendered at $10 per share with a par value of $0.0001 per share.

On September 1, 2020, the Company authorized 12,000 shares of series D preferred stock, to Brian Kistler for the service rendered at $10 per share with a par value of $0.0001 per share.

FREEDOM HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 9 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used due to the new tax law recently enacted.

The provision for Federal income tax consists of the following at September 30:

	2021	2020
Federal income tax benefit attributable to:
Current Operations	$54,000	$51,000
Less: valuation allowance	(54,000)	(51,000)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows at September 30:

	2021	2020
Deferred tax asset attributable to:
Net operating loss carryover	$157,000	$103,000
Less: valuation allowance	(157,000)	(103,000)
Net deferred tax asset	$—	$—

At September 30, 2021, the Company had net operating loss carry forwards of approximately $157,000 that maybe offset against future taxable income. No tax benefit has been reported in the September 30, 2021, or 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21% effective January 1, 2018.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

FREEDOM HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were available to be issued and has determined that there are no material subsequent events that require disclosure in these financial statements other than,

On December 30, 2021, Freedom Holdings, Inc. (the “Company”) acquired 100% of the issued and outstanding capital stock of Carbon Zero Asset Management, Inc. (“Carbon Zero”) from the seven (7) shareholders of Carbon Zero (the “Shareholders”) in exchange for 311,672,730 shares of the Company’s common stock, valued on December 30, 2021 at $0.50 per share. Carbon-Zero is a privately-owned fintech company driven by Ethereum based block chain technology to the carbon credit markets using fungible tokens and smart contracts. Carbon-Zero aims to bring carbon credits more fidelity, transparency, accessibility, liquidity, and standardization. Carbon-Zero is building a programmable carbon ecosystem that will allow carbon credit market participants a tokenization process to digitize carbon credits securely. The ecosystem will include the minting and burning protocols, a transparent mechanism for validating and distributing tokens, a trading venue for tokens, and tools to engage all stakeholders, including the carbon credit originators, off setters, project verifiers, liquidity providers, NGOs, concerned citizens, and governments.

Effective upon the close of the acquisition, the Shareholders shall have the right to appoint three (3) members to the Company’s board of directors (the “Board”) to serve for one term until their successors are elected and qualified. The Board shall compromise not more than five (5) directors, and one of the three nominees of the Shareholders shall act as chairman of the Buyer.

Simultaneously with the Closing, but in no event later than five (5) business days from the Closing Date, the Company will convert all of the 710,676 shares of issued and outstanding preferred stock consisting of Series A,B,C and D preferred stock, into 15,920,945 shares of common stock. After the conversion of the preferred stock, the converted shares together with the current issued and outstanding common stock will not total more than 17,000,000 shares held by the shareholders of the Company immediately prior to the Closing. After the Closing, the Company will have 328,672,730 shares issued and outstanding of which 311,672,730 shares, or approximately 95%, are owned by the Shareholders.

On December 30, 2021, we closed the acquisition of Carbon Zero Asset Management, Inc. (COzero) and according to the terms of the agreement the control of the Company changed to the shareholders of COzero.

