Form 10-Q
period 2021-12-31
Freedom Holdings, Inc.
filed 2023-03-10
CIK 1386044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2021

☐     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

000-54853

Commission file number

 

Freedom Holdings, Inc.
(Exact Name of Registrant as specified in its charter)

Florida	56-2560951
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

263 TRESSER BLVD, STAMFORD, CT 06901	06901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 260-490-9990

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer”, “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of February 17, 2022, there were 328,672,791 shares outstanding of the registrant’s common stock.

Carbon Zero Industries, Inc. a/k/a Freedom Holdings, Inc.

QUARTERLY REPORT ON FORM 10-Q

Fiscal Period Ended December 31, 2021

2

Item 1. Financial Statements.

CARBON ZERO INDUSTRIES, INC. A/K/A FREEDOM HOLDINGS, INC. Consolidated Condensed Balance Sheets

	December 31,	September 30,
	2021	2021
ASSETS	(unaudited)
Current Assets:
Cash	$227	$2,132
Total Current Assets	227	2,132

TOTAL ASSETS	$227	$2,132

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$11,706	$7,861
Accrued interest	1,375	922
Accrued expenses	245,608	246,208
Total Current Liabilities	258,689	254,991

Non-Current Liabilities
Notes payable	102,626	96,933
TOTAL LIABILITIES	361,315	351,924

Stockholders’ Equity
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, 0 and 710,496 shares issued and outstanding, respectively.	----	71
Common stock, $0.0001 par value, 500,000,000 shares authorized, 328,672,791 and 1,079,116 shares issued and outstanding respectively.	32,867	108
Additional paid-in capital	321,006,201	9,366,161
Accumulated deficit	(321,400,157)	(9,716,132)
Total Stockholders’ Equity (Deficit)	(361,088)	(349,792)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$227	$2,132

The accompanying notes are an integral part of these consolidated condensed financial statements.

CARBON ZERO INDUSTRIES, INC. A/K/A FREEDOM HOLDINGS, INC. Consolidated Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	December 31,
	2021		2020
Revenues
Consulting services – related party	$	----	$5,400
Cost of goods		----	5,400
Gross Profit		----	----

Operating Expenses
Professional fees		7,123	----
Selling, general and administrative expenses		578	355
Total operating expenses		7,701	355

Net loss from operations		(7,701)	(355)

Other income (expenses)
Interest expense		(3,595)	(3,821)
Loss on related party acquisition		(311,672,729)	-
Income taxes		-	-

Net loss		$(311,684,025)	$(4,176)

Basic and diluted loss per share		$(67.17)	$(0.00)

Weighted average number of shares outstanding		4,639,917	1,077,582

The accompanying notes are an integral part of these consolidated condensed financial statements.

CARBON ZERO INDUSTRIES, INC. A/K/A FREEDOM HOLDINGS, INC. Consolidated Condensed Statement of Changes in Shareholders’ Equity For The Periods Ended December 31, 2021 and September 30, 2021
(Unaudited)

						Additional
	Preferred Stock			Common Stock		Paid-in	Retained
	Shares	Par Value		Shares	Par Value	Capital	Deficit	Total

Balance, September 30, 2019	686,496		$69	1,077,582	$108	$9,094,763	$(9,216,113)	$(121,173)

Issued shares of Preferred D for compensation	24,000		2	----	----	239,998	----	240,000

Net loss							(240,541)	(240,541)

Balance, September 30, 2020	710,496		$71	1,077,582	$108	$9,334,761	$(9,456,654)	$(121,714)

Fractional shares adjustment				1,534				----
Reclass related party revenue						31,400		31,400

Net loss							(259,478)	(259,478)

Balance, September 30, 2021	710,496		$71	1,079,116	$108	$9,366,161	$(9,716,132)	$(349,792)

Converted Preferred Stock into Common	(710,496)		(71)	15,920,946	1,592	(1,522)		(1)
Acquisition of subsidiary, Carbon Zero				311,672,729	31,167	311,641,562		311,672,729

Net loss							(311,684,025)	(311,684,025)

Balance, December 31, 2021	----	$	----	328,672,791	$32,867	$321,006,201	$(321,400,157)	$(361,088)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CARBON ZERO INDUSTRIES, INC. A/K/A FREEDOM HOLDINGS, INC. STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(311,684,025)	$(4,176)
Adjustment to reconcile net loss to net cash provided in operations:

Change in assets and liabilities
Accounts payable and accruals	3,245	(545)
Accrued interest	453	----
Net Cash (used in) provided by operations	(311,680,327)	(4,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Paid-in capital – related party	----	5,400
Proceeds (payments) of notes payable	5,693	(679)
Issuance of common stock for acquisition of subsidiary	311,672,729	----
Net cash provided by financing activities	311,678,422	(4,721)

Net change in cash and cash equivalents	(1,905)	----

Cash and cash equivalents, Beginning of period	2,132	19
Cash and cash equivalents, End of period	$227	$19

Supplemental cash flow information
Cash paid for interest	$3,595	$3,821
Cash paid for taxes	$ ----	$ ----

The accompanying notes are an integral part of these consolidated condensed financial statements.

CARBON ZERO INDUSTRIES, INC. A/K/A FREEDOM HOLDINGS, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Carbon Zero Industries, Inc. a/k/a Freedom Holdings, Inc. (the “Company”) is a for profit corporation established under the corporation laws in the State of Florida, United States of America on June 15, 2005. On January 24, 2022 the company converted the state of Domicile from Maryland to Florida changing the name to Carbon Zero Industries, Inc.

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

Basis of presentation and Consolidation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries Carbon Zero Asset Management, Inc. (“Carbon Zero”). All intercompany transactions have been eliminated. Subsidiaries are consolidated from the date of acquisition, that being the date on which the Company has the power to govern financial and operating policies of the entities acquired. The financial statements of the subsidiaries are reported for the same reporting period as the parent, using consistent accounting policies in all material respects.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the three months ended December 31, 2021, and September 30, 2021. Cash was $227 at December 31, 2021 and $2,132 at September 30, 2021.

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

Accounting for Acquisitions

Business acquisitions are recorded using the acquisition method of accounting and, accordingly, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. After the purchase price has been allocated, goodwill is recorded to the extent the total consideration paid for the acquisition, including the acquisition date fair value of contingent consideration, if any, exceeds the sum of the fair values of the separately identifiable acquired assets and assumed liabilities. Acquisition costs for business combinations are expensed when incurred.

CARBON ZERO INDUSTRIES, INC. A/K/A FREEDOM HOLDINGS, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(Unaudited)

Acquisitions not meeting the accounting criteria to be accounted for as a business combination are accounted for as an asset acquisition. An asset acquisition is recorded at its purchase price, inclusive of acquisition costs, which is allocated among the acquired assets and assumed liabilities based upon their relative fair values at the date of acquisition.

The operating results of an acquisition are included in the consolidated statements of operations from the date of acquisition.

The allocation of the purchase consideration for acquisitions can require extensive use of accounting estimates and judgments to allocate the purchase consideration to the assets acquired and liabilities assumed based on their respective fair values. Judgment is required in determining which valuation technique should be applied. Critical estimates in valuing certain identifiable assets include but are not limited to market comparables, expected long-term revenues; future expected operating expenses; cost of capital; assumed attrition rates; and discount rates.

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

Share-based expense was $0 and $0 for the three months ended December 31, 2021 and 2020, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

CARBON ZERO INDUSTRIES, INC. A/K/A FREEDOM HOLDINGS, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(Unaudited)

Revenue recognition

Effective October 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, which is effective for public business entities with annual reporting periods beginning after December 15, 2017. This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company’s initial application of ASC 606 did not have a material impact on its financial statements and disclosures and there was no cumulative effect of the adoption of ASC 606.

The Company did not have any revenues for the three months ended December 31, 2021. The Company recognized revenues from a related party for the three months ended December 31, 2020 in the amount of $5,400. The Company allocated the related party time spent and recorded Cost of goods sold in the amount of $5,400. The performance obligation has been met as per ASC 606.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has limited revenue, and an accumulated deficit of $321,400,157 at December 31, 2021 and had a net loss of $311,684,025 for the three months ended December 31, 2021. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

NOTE 4 – NOTE PAYABLE

On August 7th, 2017, the company obtained an unsecured, nonrecourse and open-ended loan of $50,000.00 The loan incurs interest at 15% per annum. On December 30, 2013, the Company received a $56,977.89 Demand Instalment Loan from Bruce Miller. The loan incurs interest at 12 % per annum Mr. Miller is a personal acquaintance with our CEO. The loans are unsecure, nonrecourse and open ended. The loans require monthly repayment of principal and interest of $750.00 each. In the event that the Company is unable, the CEO has agreed to make the payments.

The following sets forth the principal and interest loan balance:

	December 31,	September 30,
	2021	2021
Note payable	102,626	96,933
Accrued interest	1,375	922
Total note payable and accrued interest	104,001	97,855

CARBON ZERO INDUSTRIES, INC. A/K/A FREEDOM HOLDINGS, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(Unaudited)

NOTE 5 – ACCRUED EXPENSES

On September 30, 2021, the Company recognized expenses of $120,000 for the year ended September 30, 2021 for our CEO, Mr. Brian Kistler’s base compensation. No employment agreement exists.

On September 30, 2021, the Company recognized expenses of $120,000 for the year ended September 30, 2021 for our Mr. Robin Hunt’s base compensation. No employment agreement exists.

Accrued expenses were $245,608 and $246,208 on December 31, 2021 and September 30, 2021, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

On September 1, 2020, the Company authorized 12,000 shares of series D preferred stock, to Brian Kistler for the service rendered at $10 per share with a par value of $0.0001 per share.

On September 30, 2021, the Company recognized expenses of $120,000 for the year ended September 30, 2021 for our CEO, Mr. Brian Kistler’s base compensation. No employment agreement exists.

The Company recognized revenues for the three months ended December 31, 2021 and 2020 from New Opportunity Business Solutions, Inc., a related party in the amount of $0 and $5,400, respectively. Mr. Brian Kistler is the President and CEO of both New Opportunity Solutions, Inc. and Carbon Zero Industries, Inc. a/k/a Freedom Holdings, Inc. The Company expensed Mr. Kistler’s time at fair market value to Cost of goods sold of $5,400.

On December 30, 2021, Carbon Zero Industries, Inc. a/k/a Freedom Holdings, Inc. (the “Company”) acquired 100% of the issued and outstanding capital stock of Carbon Zero Asset Management, Inc. (“Carbon Zero”) from the seven (7) shareholders of Carbon Zero (the “Shareholders”) in exchange for 311,672,730 shares of the Company’s common stock, valued on December 30, 2021, at $1.00 per share.

NOTE 7 – EQUITY

Preferred Stock

On September 1, 2020, the Company authorized 12,000 shares of series D preferred stock, to Robin Hunt for the service rendered at $10 per share with a par value of $0.0001 per share.

On September 1, 2020, the Company authorized 12,000 shares of series D preferred stock, to Brian Kistler for the service rendered at $10 per share with a par value of $0.0001 per share.

On December 30, 2021, the Company will convert all of the 710,676 shares of issued and outstanding preferred stock consisting of Series A,B,C and D preferred stock, into 15,920,945 shares of common stock.

The number of preferred shares outstanding at December 31, 2021 and September 30, 2021 was 0 and 710,496, respectively.

Common Stock

On December 30, 2021, Carbon Zero Industries, Inc. a/k/a Freedom Holdings, Inc. (the “Company”) acquired 100% of the issued and outstanding capital stock of Carbon Zero Asset Management, Inc. (“Carbon Zero”) from the seven (7) shareholders of Carbon Zero (the “Shareholders”) in exchange for 311,672,730 shares of the Company’s common stock, valued on December 30, 2021 at $1.00 per share.

Total common shares outstanding on December 31, 2021 and September 30, 2021 were 328,672,791 and 1,079,116, respectively.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement was available to be issued and has determined that there are no material subsequent events that require disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report. The management’s discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report

On December 30, 2021, Carbon Zero Industries, Inc. a/k/a Freedom Holdings, Inc. (the “Company”) acquired 100% of the issued and outstanding capital stock of Carbon Zero Asset Management, Inc. (“Carbon Zero”) from the seven (7) shareholders of Carbon Zero (the “Shareholders”) in exchange for 311,672,730 shares of the Company’s common stock, valued on December 30, 2021 at $1.00 per share. On January 24, 2022 the company converted the state of Domicile from Maryland to Florida changing the name to Carbon Zero Industries, Inc.

Carbon-Zero is a fintech company driven by Ethereum based block chain technology to the carbon credit markets using fungible tokens and smart contracts. Carbon-Zero aims to bring carbon credits more fidelity, transparency, accessibility, liquidity, and standardization. Carbon-Zero is building a programmable carbon ecosystem that will allow carbon credit market participants a tokenization process to digitize carbon credits securely. The ecosystem will include the minting and burning protocols, a transparent mechanism for validating and distributing tokens, a trading venue for tokens, and tools to engage all stakeholders, including the carbon credit originators, off setters, project verifiers, liquidity providers, NGOs, concerned citizens, and governments.

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

Results of Operations for the three months ended December 31, 2021 and 2020

Revenues.

All revenues were derived from New Opportunity Business Solutions, Inc. a related party. Mr. Kistler, our CEO is the President and CEO of both Carbon Zero Industries, Inc. a/k/a Freedom Holdings, Inc. and New Opportunity Business Solutions, Inc.

Total Revenue. Total revenues for the three months ended December 31, 2021 and 2020 were $0 and $5,400, respectively. Revenues increased by approximately 100%.

Cost of goods sold. Cost of goods sold for the three months ended December 31, 2021 and 2020 were $0 and $5,400, respectively. Cost of goods sold increased by 100% due to the Company allocating Mr. Kistler’s time at fair market value.

Gross profit. Gross profit for the three months ended December 31, 2021 and 2020 were $0 and $0, respectively.

Expenses.

Total Operating Expenses. Total operating expenses for the three months ended December 31, 2021 and December 31, 2020 were $7,701 and $355, respectively. Total operating expenses consisted of professional fees of $7,123 and $0, respectively and selling, general and administrative expenses of $578 and $355, respectively. Professional fees increased by approximately 100% due to the process of becoming up-listing to a full reporting company. Selling, general and administrative expenses increased by approximately 63%.

Other Income (Expense): Total other income (expense) for the three months ended December 31, 2021 and 2020 was ($311,676,324) and ($3,821), respectively. Other income (expense) consisted of interest expense of ($3,595) and ($3,821), respectively and loss on related party acquisition of ($311,672,729) and $0, respectively.

Financial Condition.

Total Assets. Total assets at December 31, 2021 and September 30, 2021 were $227 and $2,132, respectively. Total assets consist of cash of $227 and $2,132, respectively.

Total Liabilities. Total liabilities at December 31, 2021 and September 30, 2021 were $361,315 and $351,924, respectively. Total liabilities consist of accounts payable of $11,706 and $7,861, respectively; accrued interest of $1,375 and $922, respectively; accrued expenses of $245,608 and $246,208, respectively and note payable of $102,626 and $96,933, respectively. Total liabilities increased by approximately 3%. Accounts payable increased by approximately 49% due to the Company up-listing and becoming full reporting. Accrued interest increased by approximately 49% due to increase borrowings.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $311,674,025 for the three months ended December 31, 2021 and $4,176 for the three months ended December 31, 2020. The Company has accumulated losses totaling $321,400,157 at December 31, 2021. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our CEO. At December 31, 2021 we had a working capital deficit of $361,088. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the three months ended December 31, 2021 and 2020 were ($311,680,327) and ($4,721), respectively. Net cash used in operating activities includes our net loss, accounts payable and accrued expenses and accrued interest.

Net cash provided by financing activities for the three months ended December 31, 2021 and December 31, 2020 were $311,678,422 and $4,721, respectively. Net cash provided by financing activities includes paid-in capital from a related party, Mr. Brian Kistler our CEO of $0 and $5,400, respectively, proceeds (payments) made on notes payable of $5,693 and ($679) respectively and issuance of common stock for acquisition of Carbon Zero of $311,672,729 and $0, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2021.

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

We have not made any significant changes to our internal controls and procedures subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 30, 2021, Carbon Zero Industries, Inc. a/k/a Freedom Holdings, Inc. (the “Company”) acquired 100% of the issued and outstanding capital stock of Carbon Zero Asset Management, Inc. (“Carbon Zero”) from the seven (7) shareholders of Carbon Zero (the “Shareholders”) in exchange for 311,672,730 shares of the Company’s common stock, valued on December 30, 2021 at $1.00 per share.

On December 30, 2021, simultaneously with the Closing, the Company converted all of the 710,676 shares of issued and outstanding preferred stock consisting of Series A,B,C and D preferred stock, into 15,920,945 shares of common stock.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

(a) There is no other information required to be disclosed under this item which has been previously disclosed.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

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

CARBON ZERO INDUSTRIES, INC. A/K/A FREEDOM HOLDINGS, INC.

NAME	TITLE	DATE

/s/ Brian Kistler	President, Directors	March 9, 2023
Brian Kistler

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Brian Kistler	President, Directors	March 9, 2023
Brian Kistler

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act.  None.

