Form 10-Q
period 2022-03-31
Freedom Holdings, Inc.
filed 2023-03-10
CIK 1386044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________ to __________.

Commission file number: 000-54853

FREEDOM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	56-2560951
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

263 Tresser Blvd., Stamford, CT	06901
Address of Principal Executive Offices	Zip Code

(260) 490-9990

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of March 31, 2022, was 328,672,791.

 CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “Freedom Holdings, Inc.,” “Freedom,” “FHLD,” the “Company,” “we,” “us,” and “our” refer to Freedom Holdings, Inc. Also, any reference to “common shares or common stock” refers to our $0.0001 par value common stock.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our business development plans, timing strategies, expectations, anticipated expense levels, business prospects, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards, and interpretations). These statements express our current intentions, beliefs, expectations, strategies, or predictions as well as historical information. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “could,” “continue,” and similar expressions or variations of such words are intended to identify forward-looking statements but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. These statements are no guarantee of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors which are outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation, our ability to:

●	manage our business given continuing operating losses and negative cash flows;

●	obtain sufficient capital to fund our operations, development, and expansion plans;

●	manage competitive factors and developments beyond our control;

●	maintain and protect our intellectual property;

●	obtain patents based on our current and/or future patent applications;

●	obtain and maintain other rights to technology required or desirable to conduct or expand our business; and

●	manage any other factors, if any, discussed in in this report and in the section titled “Risk Factors” in our most recent Annual Report on Form 10-K.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, except as required by federal securities laws. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

2

Freedom Holdings, Inc.

QUARTERLY REPORT ON FORM 10-Q

Fiscal Period Ended March 31, 2022

3

Item 1. Financial Statements.

Freedom Holdings, Inc.

FREEDOM HOLDINGS, INC. Consolidated Condensed Balance Sheets

	March 31,	September 30,
	2022	2021
ASSETS	(unaudited)	(audited)
Current Assets:
Cash	$489	$2,132
Total Current Assets	489	2,132

TOTAL ASSETS	$489	$2,132

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$68,926	$7,861
Accrued interest	361	922
Accrued expenses	244,978	246,208
Note payable – related party	23,530	-
Total Current Liabilities	337,795	254,991

Non-Current Liabilities
Notes payable	94,800	96,933
TOTAL LIABILITIES	432,595	351,924

Stockholders’ Equity
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, 0 and 710,496 shares issued and outstanding, respectively.	-	71
Common stock, $0.0001 par value, 10,000,000,000 shares authorized, 328,672,791 and 1,079,116 shares issued and outstanding respectively.	32,868	108
Additional paid-in capital	321,006,201	9,366,161
Accumulated deficit	(321,471,175)	(9,716,132)
Total Stockholders’ Equity (Deficit)	(432,106)	(349,792)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$489	$2,132

The accompanying notes are an integral part of these consolidated condensed financial statements.

FREEDOM HOLDINGS, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenues
Consulting services – related party	$-	$7,200	$-	$12,600
Cost of goods	-	7,200	-	12,600
Gross Profit	-	-	-	-

Operating Expenses
Professional fees	61,747	-	68,870	-
Selling, general and administrative expenses	3,266	359	3,844	714
Total operating expenses	65,013	359	72,714	714

Net loss from operations	(65,013)	(359)	(72,714)	(714)

Other income (expenses)
Loss on related party acquisition	(311,672,729)	-	(311,672,729)	-
Interest expense	(6,005)	(2,273)	(9,600)	(6,094)
Income taxes	-	-	-	-

Net loss	$(311,743,747)	$(2,632)	$(311,755,043)	$(6,808)

Basic and diluted loss per share	$(0.95)	$(0.00)	$(1.89)	$(0.01)

Weighted average number of shares outstanding	328,672,791	1,077,582	164,875,954	1,077,582

The accompanying notes are an integral part of these consolidated condensed financial statements.

FREEDOM HOLDINGS, INC.

Consolidated Condensed Statement of Changes in Shareholders’ Equity

For The Periods Ended March 31, 2022 and September 30, 2021

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance, September 30, 2019	686,496	$69	1,077,582	$108	$9,094,763	$(9,216,113)	$(121,173)

Issued shares of Preferred D for compensation	24,000	2	-	-	239,998	-	240,000

Net loss						(240,541)	(240,541)

Balance, September 30, 2020	710,496	$71	1,077,582	$108	$9,334,761	$(9,456,654)	$(121,714)

Fractional shares adjustment			1,534				-
Reclass related party revenue					31,400		31,400

Net loss						(259,478)	(259,478)

Balance, September 30, 2021	710,496	$71	1,079,116	$108	$9,366,161	$(9,716,132)	$(349,792)

Converted Preferred Stock into Common	(710,496)	(71)	15,920,946	1,593	(1,522)		-
Acquisition of subsidiary, Carbon Zero			311,672,729	31,167	311,641,562		311,672,729

Net loss						(311,755,043)	(311,755,043)

Balance, March 31, 2022	-	$222	328,672,791	$32,868	$321,006,201	$(311,471,175)	$(432,106)

The accompanying notes are an integral part of these consolidated condensed financial statements.

FREEDOM HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(311,755,043)	$(6,808)
Adjustment to reconcile net loss to net cash provided in operations:

Change in assets and liabilities
Accounts payable and accruals	59,835	(1,086)
Accrued interest	(561)	-
Net Cash (used in) provided by operations	(311,695,769)	(7,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Paid-in capital – related party	-	12,600
Proceeds (payments) of notes payable	(2,133)	(2,906)
Proceeds (payments) of notes payable-related party	23,530
Issuance of common stock for acquisition of subsidiary	311,672,729	-
Net cash provided by financing activities	311,694,126	(9,694)

Net change in cash and cash equivalents	(1,643)	1,800

Cash and cash equivalents, Beginning of period	2,132	19
Cash and cash equivalents, End of period	$489	$1,819

Supplemental cash flow information
Cash paid for interest	$6,005	$6,094
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated condensed financial statements.

FREEDOM HOLDINGS, INC

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the six months ended March 31, 2022, and September 30, 2021. Cash was $489 at March 31, 2022 and $2,132 at September 30, 2021.

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

FREEDOM HOLDINGS, INC

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Intangible Assets

Intangible asset amounts are initially recognized at the acquisition date fair values of intangible assets acquired.

Finite-lived intangible assets are amortized over their useful lives. The carrying amounts of finite-lived intangible assets are evaluated for recoverability whenever events or changes in circumstances indicate that the Company may be unable to recover the asset’s carrying amount.

When there is no foreseeable limit on the period of time over which an intangible asset is expected to contribute to the cash flows of the Company, an intangible asset is determined to have an indefinite life. Indefinite life intangible assets are not amortized but tested for impairment annually or more frequently when indicators of impairment exist.

Determination of acquisition date fair values and intangible asset impairment tests require judgment. Significant judgments required to estimate the fair value of intangible assets include determining the appropriate valuation method, identifying market prices for similar type items, estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates.

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

Share-based expense was $0 and $0 for the six months ended March 31, 2022 and 2021, respectively.

FREEDOM HOLDINGS, INC

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

The Company did not have any revenues for the six months ended March 31, 2022.  The Company recognized revenues from a related party for the six months ended March 31, 2021, in the amount of $12,600.  The Company allocated the related party time spent and recorded Cost of goods sold in the amount of $12,600.  The performance obligation has been met as per ASC 606.

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

FREEDOM HOLDINGS, INC

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has limited revenue, and an accumulated deficit of $321,471,175 at March 31, 2022 and had a net loss of $311,755,043 for the six months ended March 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

NOTE 4 – NOTE PAYABLE

On August 7th, 2017, the company obtained an unsecured, nonrecourse and open-ended loan of $50,000.00 The loan incurs interest at 15% per annum. On December 30, 2013, the Company received a $56,977.89 Demand Instalment Loan from Bruce Miller. The loan incurs interest at 12 % per annum Mr. Miller is a personal acquaintance with our CEO. The loans are unsecure, nonrecourse and open ended. The loans require monthly repayment of principal and interest of $750.00 each.  In the event that the Company is unable, the CEO has voluntarily agreed to make the payments

The following sets forth the principal and interest loan balance:

	March 31,	September 30,
	2022	2021
Note payable	94,800	96,933
Accrued interest	361	922
Total note payable and accrued interest	95,161	97,855

FREEDOM HOLDINGS, INC

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 5 – ACCRUED EXPENSES

On September 30, 2021, the Company recognized expenses of $120,000 for the year ended September 30, 2021, for our CEO, Mr. Brian Kistler’s base compensation.  No employment agreement exists.

On September 30, 2021, the Company recognized expenses of $120,000 for the year ended September 30, 2021, for our Mr. Robin Hunt’s base compensation.  No employment agreement exists.

Accrued expenses were $244,978 and $246,208 on March 31, 2022, and September 30, 2021, respectively.

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

The Company recognized revenues for the six months ended March 31, 2022, and 2021 from New Opportunity Business Solutions, Inc., a related party in the amount of $0 and $12,600, respectively.  Mr. Brian Kistler is the President and CEO of both New Opportunity Solutions, Inc. and Freedom Holdings, Inc.   The Company expensed Mr. Kistler’s time at fair market value to Cost of goods sold of $12,600.

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

On December 30, 2021, the Company converted all of the 710,676 shares of issued and outstanding preferred stock consisting of Series A, B,C and D preferred stock, into 15,920,945 shares of common stock.

The number of preferred shares outstanding on March 31, 2022 and September 30, 2021 was 0 and 710,496, respectively.

Common Stock

On December 30, 2021, Freedom Holdings, Inc. (the “Company”) acquired 100% of the issued and outstanding capital stock of Carbon Zero Asset Management, Inc. (“Carbon Zero”) from the seven (7) shareholders of Carbon Zero (the “Shareholders”) in exchange for 311,672,730 shares of the Company’s common stock, valued on December 30, 2021 at $1.00 per share.

Total common shares outstanding on March 31, 2022, and September 30, 2021, were 328,672,791 and 1,079,116, respectively.

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

Results of Operations for the three months ended March 31, 2022 and 2021

Revenues.

All revenues were derived from New Opportunity Business Solutions, Inc. a related party. Mr. Kistler, our CEO is the President and CEO of both Freedom Holdings, Inc. and New Opportunity Business Solutions, Inc.

Total Revenue.  Total revenues for the three months ended March 31, 2022 and 2021 were $0 and $7,200, respectively.  Revenues increased by approximately 100%.

Cost of goods sold. Cost of goods sold for the three months ended March 31, 2022, and 2021 were $0 and $7,200, respectively.  Cost of goods sold increased by 100% due to the Company allocating Mr. Kistler’s time at fair market value.

Gross profit.  Gross profit for the three months ended March 31, 2022, and 2021 were $0 and $0, respectively.

Expenses.

Total Operating Expenses.  Total operating expenses for the three months ended March 31, 2022 and March 31, 2021 were $65,013 and $359, respectively.  Total operating expenses consisted of professional fees of $61,747 and $0, respectively and selling, general and administrative expenses of $3,266 and $359, respectively.  Professional fees increased by approximately 100% due to the process of becoming up-listing to a full reporting company.  Selling, general and administrative expenses increased by approximately 810%.

Other Income (Expense): Total other income (expense) for the three months ended March 31, 2022 and 2021 was ($311,678,734) and ($2,273), respectively.  Other income (expense) consisted of interest expense of ($6,005) and ($2,273), respectively and loss on related party acquisition of ($311,672,729) and $0, respectively.

Results of Operations for the six months ended March 31, 2022 and 2021

Revenues.

All revenues were derived from New Opportunity Business Solutions, Inc. a related party. Mr. Kistler, our CEO is the President and CEO of both Freedom Holdings, Inc. and New Opportunity Business Solutions, Inc.

Total Revenue. Total revenues for the six months ended March 31, 2022 and 2021 were $0 and $12,600, respectively.  Revenues increased by approximately 100%.

Cost of goods sold. Cost of goods sold for the six months ended March 31, 2022, and 2021 were $0 and $12,600, respectively.  Cost of goods sold increased by 100% due to the Company allocating Mr. Kistler’s time at fair market value.

Gross profit. Gross profit for the six months ended March 31, 2022, and 2021 were $0 and $0, respectively.

Expenses.

Total Operating Expenses.  Total operating expenses for the six months ended March 31, 2022 and March 31, 2021 were $72,714 and $714, respectively.  Total operating expenses consisted of professional fees of $68,870 and $0, respectively and selling, general and administrative expenses of $3,844 and $714, respectively.  Professional fees increased by approximately 100% due to the process of becoming up-listing to a full reporting company.  Selling, general and administrative expenses increased by approximately 438%.

Other Income (Expense): Total other income (expense) for the six months ended March 31, 2022 and 2021 was ($311,682,329) and ($6,094), respectively.  Other income (expense) consisted of interest expense of ($9,600) and ($6,094), respectively and loss on related party acquisition of ($311,672,729) and $0, respectively.

Financial Condition.

Total Assets.  Total assets at March 31, 2022 and September 30, 2021 were $489 and $2,132, respectively.  Total assets consist of cash of $227 and $2,132, respectively.

Total Liabilities.  Total liabilities at March 31, 2022 and September 30, 2021 were $432,595 and $351,924, respectively.  Total liabilities consist of accounts payable of $68,926 and $7,861, respectively; accrued interest of $361 and $922, respectively; accrued expenses of $244,978 and $246,208, respectively; note payable-related party of $23,530 and $0, respectively and note payable of $94,800 and $96,933, respectively.  Total liabilities increased by approximately 23%.  Accounts payable increased by approximately 777% due to the Company up-listing and becoming full reporting.  Accrued interest decreased by approximately 61% due to principal reduction.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $311,755,043 for the six months ended March 31, 2022 and $6,808 for the six months ended March 31, 2022.  The Company has accumulated losses totaling $321,471,175 at March 31, 2022.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our CEO.  At March 31, 2022 we had a working capital deficit of $432,106.  Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the six months ended March 31, 2022 and 2021 were ($311,695,769) and ($7,894), respectively.  Net cash used in operating activities includes our net loss, accounts payable and accrued expenses and accrued interest.

Net cash provided by financing activities for the six months ended March 31, 2022 and March 31, 2021 were $311,694,126 and $9,694, respectively.  Net cash provided by financing activities includes paid-in capital from a related party, Mr. Brian Kistler our CEO of $0 and $12,600, respectively, proceeds (payments) made on notes payable-related party of $23,530 and $0, respectively; proceeds (payments) made on notes payable of $2,133 and ($2,906) respectively and issuance of common stock for acquisition of Carbon Zero of $311,672,729 and $0, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2022.

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with GAAP. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Form 10-Q, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were not effective.

Limitations on Controls

Management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions are being performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties in all of our financially significant processes and have concluded that this control deficiency represented a material weakness. We plan to remediate this weakness over the next 12 months..

Notwithstanding the assessment that our disclosure controls and procedures and our internal controls over financial reporting were not effective and that there are material weaknesses as identified herein, we believe that our condensed consolidated financial statements contained in this Form 10-Q fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Controls

During the six months ended March 31, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. We do not know of any material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 30, 2021, Freedom Holdings, Inc. (the “Company”) acquired 100% of the issued and outstanding capital stock of Carbon Zero Asset Management, Inc. (“Carbon Zero”) from the seven (7) shareholders of Carbon Zero (the “Shareholders”) in exchange for 311,672,730 shares of the Company’s common stock, valued on December 30, 2021, at $1.00 per share.

On December 30, 2021, simultaneously with the Closing, the Company converted all of the 710,676 shares of issued and outstanding preferred stock consisting of Series A, B, C and D preferred stock, into 15,920,945 shares of common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

		Filed or Furnished	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Exhibit No.	Filing Date
3.1	Certificate of Incorporation		10-12G	3.1	07/27/21

3.2	By-Laws		10-12G	3.2	07/27/21

3.03	Amendment to Certificate of Incorporation		10-12G	3.3	07/27/21

10.1	Securities Purchase Agreement-Carbon Zero dated December 31, 2021		8-K	10.1	01/07/2022

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 29, 2015.

3.2	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 29, 2015.

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

