Form 10-Q
period 2022-06-30
Freedom Holdings, Inc.
filed 2023-03-10
CIK 1386044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________ to __________.

Commission file number: 000-54853

FREEDOM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	56-2560951
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

6461 N 100E, Ossian, IN	46777
Address of Principal Executive Offices	Zip Code

(260) 490-9990
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of March 9, 2023, was 9,308,825.

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

2

Freedom Holdings, Inc.

QUARTERLY REPORT ON FORM 10-Q

Fiscal Period Ended June 30, 2022

3

ITEM 1. FINANCIAL STATEMENTS.

FREEDOM HOLDINGS, INC. Consolidated Condensed Balance Sheets

	June 30,	September 30,
	2022	2021
ASSETS	(unaudited)	(audited)
Current Assets:
Cash	$1,920	$2,132
Total Current Assets	1,920	2,132

TOTAL ASSETS	$1,920	$2,132

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$45,688	$7,861
Accrued interest	751	922
Accrued expenses	244,325	246,208
Note payable – related party	24,530	-
Total Current Liabilities	315,294	254,991

Non-Current Liabilities
Notes payable	93,404	96,933
TOTAL LIABILITIES	408,698	351,924

Stockholders’ Deficit
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, 0 and 710,496 shares issued and outstanding, respectively.	-	71
Common stock, $0.0001 par value, 10,000,000,000 shares authorized, 9,308,825 and 1,079,116 shares issued and outstanding respectively.	931	108
Additional paid-in capital	9,364,428	9,366,161
Accumulated deficit	(9,772,138)	(9,716,132)
Total Stockholders’ Deficit	(406,778)	(349,792)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,920	$2,132

The accompanying notes are an integral part of these consolidated condensed financial statements.

FREEDOM HOLDINGS, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Consulting services – related party	$-	$9,300	$-	$21,900
Cost of goods	-	9,300	-	21,900
Gross Profit	-	-	-	-

Operating Expenses
Professional fees	557	2,575	69,427	2,575
Selling, general and administrative expenses	236	1,145	4,080	1,859
Total operating expenses	793	3,720	73,507	4,434

Net loss from operations	(793)	(3,720)	(73,507)	(4,434)

Other income (expenses)
Gain on extinguishment of debt	27,000	-	27,000	-
Gain (loss) on related party acquisition	311,672,729	-	-	-
Interest expense	(101)	(3,955)	(9,499)	(10,049)
Income taxes	-	-	-	-

Net loss	$(311,699,037)	$(7,675)	$(56,006)	$(14,483)

Basic and diluted income (loss) per share	$1.02	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	304,106,332	1,077,582	211,286,080	1,077,582

The accompanying notes are an integral part of these consolidated condensed financial statements.

FREEDOM HOLDINGS, INC. Consolidated Condensed Statement of Changes in Shareholders’ Equity June 30, 2022 and September 30, 2021

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance, September 30, 2021 (unaudited)	710,496	$71	1,077,582	$108	$9,334,761	$(9,456,654)	$(121,714)

Fractional shares adjustment			1,534				-
Reclass related party revenue					31,400		31,400

Net loss						(259,478)	(259,478)

Balance, September 30, 2021 (audited)	710,496	$71	1,079,116	$108	$9,366,161	$(9,716,132)	$(349,792)

Converted Preferred Stock into Common	(710,496)	(71)	15,920,946	1,592	(1,522)		-
Cancellation of Common Stock			(7,691,237)	(769)	(211)		(980)

Net loss						(56,006)	(56,006)

Balance, June 30, 2022 (unaudited)	-	$-	9,308,825	$931	$9,364,428	$(9,772,138)	$(406,778)

The accompanying notes are an integral part of these consolidated condensed financial statements.

FREEDOM HOLDINGS, INC. STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(56,006)	$(14,483)
Adjustment to reconcile net loss to net cash provided in operations:

Change in assets and liabilities
Accounts payable and accruals	35,945	(3,930)
Accrued interest	(171)	-
Net Cash (used in) provided by operations	(20,232)	(18,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Paid-in capital – related party	-	21,899
Proceeds (payments) of notes payable	(3,530)	(3,450)
Proceeds (payments) of notes payable-related party	24,530	-
Cancellation of Common Stock	(980)	-
Net cash provided by financing activities	20,020	(18,449)

Net change in cash and cash equivalents	(212)	36

Cash and cash equivalents, Beginning of period	2,132	19
Cash and cash equivalents, End of period	$1,920	$55

Supplemental cash flow information
Cash paid for interest	$9,499	$10,049
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated condensed financial statements.

FREEDOM HOLDINGS, INC

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the nine months ended June 30, 2022, and September 30, 2021. Cash was $1,920 at June 30, 2022 and $2,132 at September 30, 2021.

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

JUNE 30, 2022

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

 FREEDOM HOLDINGS, INC

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Share-based expense was $0 and $0 for the nine months ended June 30, 2022 and 2021, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, ”Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

The Company did not have any revenues for the nine months ended June 30, 2022.  The Company recognized revenues from a related party for the nine months ended June 30, 2021, in the amount of $21,900.  The Company allocated the related party time spent and recorded Cost of goods sold in the amount of $21,900.  The performance obligation has been met as per ASC 606.

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

JUNE 30, 2022

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has limited revenue, and an accumulated deficit of $9,772,138 at June 30, 2022 and had a net loss of $56,006 for the nine months ended June 30, 2022. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

NOTE 4 – NOTE PAYABLE

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

The following sets forth the principal and interest loan balance:

	June 30,	September 30,
	2022	2021
Note payable	93,404	96,933
Accrued interest	751	922
Total note payable and accrued interest	94,155	97,855

NOTE 5 – ACCRUED EXPENSES

On September 30, 2021, the Company recognized expenses of $120,000 for the year ended September 30, 2021, for our CEO, Mr. Brian Kistler’s base compensation.  No employment agreement exists.

FREEDOM HOLDINGS, INC

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

On September 30, 2021, the Company recognized expenses of $120,000 for the year ended September 30, 2021, for our Mr. Robin Hunt’s base compensation.  No employment agreement exists.

Accrued expenses were $244,325 and $246,208 on June 30, 2022, and September 30, 2021, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

On September 30, 2021, the Company recognized expenses of $120,000 for the year ended September 30, 2021 for our CEO, Mr. Brian Kistler’s base compensation.  No employment agreement exists.

The Company recognized revenues for the nine months ended June 30, 2022, and 2021 from New Opportunity Business Solutions, Inc., a related party in the amount of $0 and $21,900, respectively.  Mr. Brian Kistler is the President and CEO of both New Opportunity Solutions, Inc. and Freedom Holdings, Inc.  The Company expensed Mr. Kistler’s time at fair market value to Cost of goods sold of $21,900.

On December 30, 2021, Freedom Holdings, Inc. (the “Company”) acquired 100% of the issued and outstanding capital stock of Carbon Zero Asset Management, Inc. (“Carbon Zero”) from the seven (7) shareholders of Carbon Zero (the “Shareholders”) in exchange for 311,672,730 shares of the Company’s common stock, valued on December 30, 2021, at $1.00 per share.  Subsequently, on June 23, 2022, the acquisition of Carbon Zero was rescinded in full.  All shares were returned to the treasury.

NOTE 7 – EQUITY

Preferred Stock

On December 30, 2021, the Company converted all of the 710,676 shares of issued and outstanding preferred stock consisting of Series A, B,C and D preferred stock, into 15,920,945 shares of common stock.

The number of preferred shares outstanding on June 30, 2022 and September 30, 2021 was 0 and 710,496, respectively.

Common Stock

On December 30, 2021, Freedom Holdings, Inc. (the “Company”) acquired 100% of the issued and outstanding capital stock of Carbon Zero Asset Management, Inc. (“Carbon Zero”) from the seven (7) shareholders of Carbon Zero (the “Shareholders”) in exchange for 311,672,730 shares of the Company’s common stock, valued on December 30, 2021, at $1.00 per share.  Subsequently, on June 23, 2022, the acquisition of Carbon Zero was rescinded in full.  All shares were returned to the treasury.

Total common shares outstanding on June 30, 2022, and September 30, 2021, were 9,308,825 and 1,079,116, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report. The management’s discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report

On December 30, 2021, Freedom Holdings, Inc. (the “Company”) acquired 100% of the issued and outstanding capital stock of Carbon Zero Asset Management, Inc. (“Carbon Zero”) from the seven (7) shareholders of Carbon Zero (the “Shareholders”) in exchange for 311,672,730 shares of the Company’s common stock, valued on December 30, 2021, at $1.00 per share. Subsequently, on June 23, 2022, the acquisition of Carbon Zero was rescinded in full. All shares were returned to the treasury.

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

Results of Operations for the three months ended June 30, 2022 and 2021

Revenues.

All revenues were derived from New Opportunity Business Solutions, Inc. a related party. Mr. Kistler, our CEO is the President and CEO of both Freedom Holdings, Inc. and New Opportunity Business Solutions, Inc.

Total Revenue.  Total revenues for the three months ended June 30, 2022 and 2021 were $0 and $9,300, respectively.  Revenues decreased by approximately 100%.

Cost of goods sold. Cost of goods sold for the three months ended June 30, 2022, and 2021 were $0 and $9,300, respectively.  Cost of goods sold decreased by 100% due to the Company allocating Mr. Kistler’s time at fair market value.

Gross profit.  Gross profit for the three months ended June 30, 2022, and 2021 were $0 and $0, respectively.

Expenses.

Total Operating Expenses.  Total operating expenses for the three months ended June 30, 2022 and June 30, 2021 were $793 and $3,720, respectively.  Total operating expenses consisted of professional fees of $557 and $2,575, respectively and selling, general and administrative expenses of $236 and $1,145, respectively.  Professional fees decreased by approximately 78% due to a reduction in fees associated with being full reporting company.  Selling, general and administrative expenses decreased by approximately 79%.

Other Income (Expense): Total other income (expense) for the three months ended June 30, 2022 and 2021 was $311,699,830 and ($3,955), respectively.  Other income (expense) consisted of Breakup fee of $27,000 and $0 respectively; interest expense of $101 and ($3,955), respectively and gain (loss) on related party acquisition of $311,672,729 and $0, respectively.

Results of Operations for the nine months ended June 30, 2022 and 2021

Revenues.

All revenues were derived from New Opportunity Business Solutions, Inc. a related party. Mr. Kistler, our CEO is the President and CEO of both Freedom Holdings, Inc. and New Opportunity Business Solutions, Inc.

Total Revenue.  Total revenues for the nine months ended June 30, 2022 and 2021 were $0 and $21,900, respectively.  Revenues decreased by approximately 100%.

Cost of goods sold. Cost of goods sold for the nine months ended June 30, 2022, and 2021 were $0 and $21,900, respectively.  Cost of goods sold decreased by 100% due to the Company allocating Mr. Kistler’s time at fair market value.

Gross profit.  Gross profit for the nine months ended June 30, 2022, and 2021 were $0 and $0, respectively.

Expenses.

Total Operating Expenses.  Total operating expenses for the nine months ended June 30, 2022 and June 30, 2021 were $73,507 and $4,434, respectively.  Total operating expenses consisted of professional fees of $69,427 and $2,575, respectively and selling, general and administrative expenses of $4,080 and $1,859, respectively.  Professional fees increased by approximately 2,600% due to the process of becoming up-listing to a full reporting company.  Selling, general and administrative expenses increased by approximately 119%.

Other Income (Expense): Total other income (expense) for the nine months ended June 30, 2022 and 2021 was $17,501 and ($10,049), respectively.  Other income (expense) consisted of breakup fee of $27,000 and $0, respectively and interest expense of ($9,499) and ($10,049), respectively.

Financial Condition.

Total Assets.  Total assets at June 30, 2022 and September 30, 2021 were $1,920 and $2,132, respectively.  Total assets consist of cash of $1,920 and $2,132, respectively.

Total Liabilities.  Total liabilities at June 30, 2022 and September 30, 2021 were $408,698 and $351,924, respectively.  Total liabilities consist of accounts payable of $45,688 and $7,861, respectively; accrued interest of $751 and $922, respectively; accrued expenses of $244,325 and $246,208, respectively; note payable-related party of $24,530 and $0, respectively and note payable of $93,404 and $96,933, respectively.  Total liabilities increased by approximately 16%.  Accounts payable increased by approximately 481% due to the Company up-listing and becoming full reporting.  Accrued interest decreased by approximately 19% due to principal reduction.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $56,006 for the nine months ended June 30, 2022 and $14,483 for the nine months ended June 30, 2022.  The Company has accumulated losses totaling $9,772,138 at June 30, 2022.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our CEO.  At June 30, 2022 we had a working capital deficit of $406,778.  Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the nine months ended June 30, 2022 and 2021 were ($20,232) and ($18,413), respectively.  Net cash used in operating activities includes our net loss, accounts payable and accrued expenses and accrued interest.

Net cash provided by financing activities for the nine months ended June 30, 2022 and June 30, 2021 were $20,020 and $18,449, respectively.  Net cash provided by financing activities includes paid-in capital from a related party, Mr. Brian Kistler our CEO of $0 and $21,899, respectively, proceeds (payments) made on notes payable-related party of $24,530 and $0, respectively; proceeds (payments) made on notes payable of ($3,530) and ($3,450) respectively and the cancellation of Common Stock of ($980) and $0, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2022.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions are being performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties in all of our financially significant processes and have concluded that this control deficiency represented a material weakness. We plan to remediate this weakness over the next 12 months.

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

Changes in Internal Controls

During the nine months ended June 30, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 30, 2021, Freedom Holdings, Inc. (the “Company”) acquired 100% of the issued and outstanding capital stock of Carbon Zero Asset Management, Inc. (“Carbon Zero”) from the seven (7) shareholders of Carbon Zero (the “Shareholders”) in exchange for 311,672,730 shares of the Company’s common stock, valued on December 30, 2021, at $1.00 per share.  Subsequently, on June 23, 2022, the acquisition of Carbon Zero was rescinded in full.  All shares were returned to the treasury.

On December 30, 2021, simultaneously with the Closing, the Company converted all of the 710,676 shares of issued and outstanding preferred stock consisting of Series A, B, C and D preferred stock, into 15,920,945 shares of common stock.

On June 23, 2022, the Company cancelled 7,691,237 shares of Common Stock in conjunction with the recission of the Carbon Zero transaction.  All shares were returned to the treasury.

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

