Form 10-K
period 2022-09-30
Freedom Holdings, Inc.
filed 2023-03-20
CIK 1386044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

☐	REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

000-54853

Commission file number

Freedom Holdings, Inc. aka Freedom Acquisition Corp
(Exact Name of Registrant as specified in its charter)

Florida	56-2560951
(State or jurisdiction of	(I.R.S Employer
Incorporation or organization)	Identification No.)

6461 N 100 E, Ossian, Indiana	46777
(Address of principal executive offices)	(Zip Code)

260-490-9990 Registrant’s telephone number, including area code

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,423,063

The number of shares outstanding of the issuer’s Common Stock, $0.0001 par value, as of September 30, 2022, was 9,308,825 shares. There is 0 shares of the issuer’s Preferred Stock issued and outstanding as of such date.

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

Fiscal Year Ended September 30, 2022

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Freedom Holdings, Inc. (“FHLD”) for the fiscal year ended September 30, 2022 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

PART I

Item 1. Business.

(a) Business Development

FREEDOM HOLDINGS, INC A/K/A Freedom Acquisition Corp. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Maryland on June 16, 2005 however in January 2022 the Company redomiciled into the State of Florida. Since inception, the Company has been engaged in the following sectors. The Company was formed to participate in the mortgage industry however was forced to cease mortgage operations during the 2008 housing crisis at which time the Company acquired small oil and gas leases in SE Kansas. In 2012 the company sold the leases and began the unsuccessful effort to develop technology to recycle asphalt shingles. In 2015 (based upon the efforts and experience of our CEO) began consulting other small private and public companies assisting in the process of going public and introduction of legal and auditing firm. Since 2015 our CEO has continued to consult with other businesses both Public and Private but has made no efforts to identify a possible business combination. The Company is from this point forward is seeking the acquisition of or merger with an existing company. The Company may incur losses in seeking a business combination and our Chief Executive Officer intends to spend a limited amount of time seeking a business combination. The Company selected will continue to have September 30 as its fiscal year end.

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

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h) Other relevant factors.

Brian Kistler has served as our President/Chairman of the Board of Directors since the inception of the Company. Mr. Kistler has extensive work history in the financial services industry. He began working at the securities firm Edward Jones in 1987 and over five (5) years increased his assets under management to $45 million dollars. Mr. Kistler then joined Linsco/Private Ledger in 1992, an independent broker/dealer firm, where he worked as an independent contractor. In 1994 he was recruited by broker/dealer Hilliard Lyons to develop the northeast area of Indiana. During his time at Hilliard/Lyons, Mr. Kistler had assets under management of nearly $100 million dollars. In 1999 Mr. Kistler was hired by Raymond James & Associates to manage their recently acquired Fort Wayne, Indiana office. Subsequently, he became the manager of nine (9) Raymond James offices in Indiana. Mr. Kistler’s responsibilities included managing fifty-three employees with client assets under management in excess of one billion dollars. During his time as manager, the revenues and assets under management grew substantially as a direct result of Mr. Kistler’s ability to recruit, retain and train high quality financial advisors. Mr. Kistler retired from his position with Raymond James in December 2005 to focus on the development of Freedom Holdings, Inc. Freedom Holdings, Inc. is an ongoing operation.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market information

Our Common Stock is quoted on the Over-the-Counter Pink Sheets under the trading symbol FHLD We cannot assure you that there will be a market for our common stock in the future. See the High and Low Bid data below:

Fiscal Year 2022	High Bid	Low Bid
First Quarter	$1.98	$0.08
Second Quarter	$1,07	$0.24
Third Quarter	$0.44	$0.0005
Fourth Quarter	$0.04	$0.011

Fiscal Year 2021	High Bid	Low Bid
First Quarter	$1.00	$0.50
Second Quarter	$2.00	$2.50
Third Quarter	$4.00	$5.50
Fourth Quarter	$5.00	$0.05

(b) Holders

As of September 30, 2022, there are 9,308,825 shares and 2,251 holders of an aggregate of shares of our Common Stock issued and outstanding.

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

Our Business Overview.

FREEDOM HOLDINGS, INC A/K/A Freedom Acquisition Corp. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Maryland on June 16, 2005 however in January 2022 the Company redomiciled into the State of Florida. Since inception, the Company has been engaged in the following sectors. The Company was formed to participate in the mortgage industry however was forced to cease mortgage operations during the 2008 housing crisis at which time the Company acquired small oil and gas leases in SE Kansas. In 2012 the company sold the leases and began unsuccessful effort to develop technology to recycle asphalt shingles. In 2015 (based upon the efforts and experience of our CEO) began consulting other small private and public companies assisting in the process of going public and introduction of legal and auditing firm. Since 2015 our CEO has continued to consult with other businesses both Public and Private but has made no efforts to identify a possible business combination. The Company is from this point forward is seeking the acquisition of or merger with an existing company. The Company may incur losses in seeking a business combination and our Chief Executive Officer intends to spend a limited amount of time seeking a business combination. The Company selected will continue to have September 30 as its fiscal year end.

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

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h) Other relevant factors.

Brian Kistler has served as our President/Chairman of the Board of Directors since the inception of the Company. Mr. Kistler has extensive work history in the financial services industry. He began working at the securities firm Edward Jones in 1987 and over five (5) years increased his assets under management to $45 million dollars. Mr. Kistler then joined Linsco/Private Ledger in 1992, an independent broker/dealer firm, where he worked as an independent contractor. In 1994 he was recruited by broker/dealer Hilliard Lyons to develop the northeast area of Indiana. During his time at Hilliard/Lyons, Mr. Kistler had assets under management of nearly $100 million dollars. In 1999 Mr. Kistler was hired by Raymond James & Associates to manage their recently acquired Fort Wayne, Indiana office. Subsequently, he became the manager of nine (9) Raymond James offices in Indiana. Mr. Kistler’s responsibilities included managing fifty-three employees with client assets under management in excess of one billion dollars. During his time as manager, the revenues and assets under management grew substantially as a direct result of Mr. Kistler’s ability to recruit, retain and train high quality financial advisors. Mr. Kistler retired from his position with Raymond James in December 2005 to focus on the development of Freedom Holdings, Inc. Freedom Holdings, Inc. is an ongoing operation.

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

The adequacy of our internal control over financial reporting must be assessed by management for each year commencing with the year ending September 30, 2022. Our internal control over financial reporting will be required to meet the standards required by Section 404 of the Sarbanes-Oxley Act. We will incur additional costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff. Ultimately, our efforts may not be adequate to comply with the requirements of Section 404 of which is currently being paid by our CEO If we are unable to implement and maintain adequate internal control over financial reporting or otherwise to comply with Section 404, we may be unable to report financial information on a timely basis, may suffer adverse regulatory consequences, may have violations of the applicable national securities exchange listing rules and may breach covenants under our credit facilities.

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

Results of Operations for years ended September 30, 2022 and 2021

Revenues.

All revenues were derived from New Opportunity Business Solutions, Inc. a related party. Mr. Kistler, our CEO is the President and CEO of both Freedom Holdings, Inc. and New Opportunity Business Solutions, Inc.

Total Revenue. Total revenues for the years ended September 30, 2022 and 2021 were $0 and $31,400, respectively. Revenues decreased by 100%.

Cost of goods sold. Cost of goods sold for the years ended September 30, 2022 and 2021 were $0 and $31,400, respectively. Cost of goods sold decreased by 100%.

Gross profit. Gross profit for the years ended September 30, 2022 and 2021 were $0 and $0, respectively.

Expenses.

Total Operating Expenses. Total operating expenses for the years ended September 30, 2022 and September 30, 2021 were $76,078 and $245,177, respectively. Total operating expenses consisted of management fees of $0 and $240,000, respectively; professional fees of $71,510 and $2,934, respectively and selling, general and administrative expenses of $4,568 and $2,243, respectively. Management fees decreased by approximately 100% due to Mr. Kistler and Mr. Hunt not receiving any compensation. Professional fees increased by approximately 2,333% due to the process of becoming up-listing to a full reporting company. Selling, general and administrative expenses increased by approximately 103%.

Other Income (Expense): Total other income (expense) for the years ended September 30, 2022 and 2021 was $14,380 and ($14,301), respectively. Other income (expense) consisted of gain on extinguishment of debt of $27,000 and $0, respectively; interest expense of ($12,620) and ($14,301), respectively. Gain on extinguishment of debt increased by 100% due to the forgiveness of note to related to the rescinded Carbon Zero transaction. Interest expense decreased by approximately 12% due to interest amortized on lower principal balances.

Financial Condition.

Total Assets. Total assets at September 30, 2022 and September 30, 2021 were $177 and $2,132 respectively. Total assets consist of cash of $177 and $2,132, respectively. Total assets decreased by approximately 92%. The main reason for the decrease was due to small contributions from a related party.

Total Liabilities. Total liabilities at September 30, 2022 and September 30, 2021 were $412,647 and $351,924, respectively. Total liabilities consist of accounts payable of $44,687 and $7,861, respectively; accrued interest of $573 and $922, respectively; accrued expenses of $243,654 and $246,208, respectively; note payable, related party, of $31,530 and $0 and note payable of $92,203 and $96,933, respectively. Total liabilities increased by approximately 17%. Accounts payable increased by approximately 468% due to the Company up-listing and becoming full reporting. Accrued interest decreased by approximately 38% due to lower principal balances. Note payable, related party, increased by 100%, due to Mr. Kistler providing funds for operations.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $61,698 for the year ended September 30, 2022 and $259,478 for the year ended December 31, 2021. The Company has accumulated losses totaling $9,777,830 at September 30, 2022. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our CEO. At September 30, 2022 we had a working capital deficit of $412,470. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the years ended September 30, 2022 and 2021 were $27,775 and $24,666, respectively. Net cash used in operating activities includes our net loss, accounts payable and accrued expenses and accrued interest.

Net cash provided by financing activities for the years ended September 30, 2022 and September 30, 2021 were $25,820 and $26,779, respectively. Net cash provided by financing activities includes paid-in capital from a related party, Mr. Brian Kistler our CEO and payments made on notes payable of $4,730 and $4,621 respectively.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to implement our strategy. We do not have the necessary cash and revenue to satisfy our cash requirements for the next twelve months. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses. However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See “Note 3 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2022.

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

As of September 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of September 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names and ages of our directors and executive officers as of September 30, 2022, are set forth below. Our Bylaws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
Brian Kistler (1)	66	President, Director (1)

(1) Brian Kistler will serve as a director until the next annual shareholder meeting.

Brian K. Kistler, President and Director

Brian K. Kistler has served as our President/Chairman of the Board of Directors since the inception of the Company. Mr. Kistler has extensive work history in the financial services industry. He began working at the securities firm Edward Jones in 1987 and over five (5) years increased his assets under management to $45 million dollars. Mr. Kistler then joined Linsco/Private Ledger in 1992, an independent broker/dealer firm, where he worked as an independent contractor. In 1994 he was recruited by broker/dealer Hilliard Lyons to develop the northeast area of Indiana. During his time at Hilliard/Lyons, Mr. Kistler had assets under management of nearly $100 million dollars. In 1999 Mr. Kistler was hired by Raymond James & Associates to manage their recently acquired Fort Wayne, Indiana office. Subsequently, he became the manager of nine (9) Raymond James offices in Indiana. Mr. Kistler’s responsibilities included managing fifty-three employees with client assets under management in excess of one billion dollars. During his time as manager, the revenues and assets under management grew substantially as a direct result of Mr. Kistler’s ability to recruit, retain and train high quality financial advisors. Mr. Kistler retired from his position with Raymond James in December 2005 to focus on the development of Freedom Holdings, Inc. Freedom Holdings, Inc. is an ongoing operation.

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

Compensation Committee Interlocks and Insider Participation.

As of September 30, 2022, our Board of Directors consisted solely of Brian Kistler. At present, the Board of Directors has not established any committees.

Director Compensation.

There are currently no compensation arrangements in place for members of the board of directors.

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our President/Chairman who served at the end of the period September 30, 2022, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.” Currently, we have no employment agreements with any of our Directors or Officers. All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Summary Compensation Table – Officers

(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)		(j)
							Non-equity incentive	Change in Pension Value and Nonqualified deferred
				Stock		Option	plan	compensation	All other
Name and principal position	Year	Salary	Bonus	Awards		Awards	compensation	earnings	Compensation		Total
		($)	($)	($)		($)	($)	($)	($)		($)
Brian Kistler, President, Director	2019	-0-	-0-	120,000	[1]	-0-	-0-	-0-	-0-		120,000
	2020	-0-	-0-	120,000	[1]	-0-	-0-	-0-	-0-		120,000
	2021	-0-	-0-	-0-		-0-	-0-	-0-	120,000	[2]	120,000
	2022	-0-	-0-	-0-		-0-	-0-	-0-	-0-		-0-

There is no employment contract with Mr. Brian Kistler at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

1On September 30, 2020 and 2019, the Company authorized 12,000 shares of series D preferred stock, to Brian Kistler for the service rendered at $10 per share with a par value of $0.0001 per share, respectively.

2On September 30, 2022, the Company recognized accrued expenses of $120,000 for the year ended September 30, 2022 for our CEO, Mr. Brian Kistler’s base compensation. No employment agreement exists.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of September 30, 2022, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Brian K. Kistler (1) 6461 N 100 E Ossian, IN 46777	6,685,925 common	72%

(1)	Brian K. Kistler serves as sole officer (President) and Director of the Company.

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

Our Company retained the services of BF Borgers CPA PC, to conduct the September 30, 2022 audit of Financial Statements. The Audit of Financial Statements are the only services provided by BF Borgers CPA PC.

Item 14. Principal Accounting Fees and Services.

	2022	2021
Audit fees	16,200	27,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors. The Board of Directors, performing normal functions of the audit committee, approved 100% of the fees for the September 30, 2022 audit services performed by BF Borgers CPA PC.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

Exhibit Number and Description	Location Reference

(a)	Financial Statements	Filed herewith

(b)	Exhibits required by Item 601, Regulation SB;

(3.0)	Articles of Incorporation

(3.1)	Certificate of Incorporation	See Exhibit Key

(3.2)	By-Laws	See Exhibit Key

(31.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(101.INS)	Inline XBRL Instance Document	Filed herewith
(101.SCH)	Inline XBRL Taxonomy Ext. Schema Document	Filed herewith
(101.CAL)	Inline XBRL Taxonomy Ext. Calculation Linkbase Document	Filed herewith
(101.DEF)	Inline XBRL Taxonomy Ext. Definition Linkbase Document	Filed herewith
(101.LAB)	Inline XBRL Taxonomy Ext. Label Linkbase Document	Filed herewith
(101.PRE)	Inline XBRL Taxonomy Ext. Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 29, 2015.

3.2	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 29, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM HOLDINGS, INC.

NAME	TITLE	DATE

/s/ Brian Kistler	Chief Executive Officer, President, Director (Principal Executive Officer)	March 17, 2023
Brian Kistler

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

Chief Financial Officer (Principal Financial Officer)
/s/ Brian Kistler	President, Director	March 17, 2023
Brian Kistler

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act. None.

Freedom Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Freedom Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Freedom Holdings, Inc. as of September 30, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

March 17, 2023

FREEDOM HOLDINGS, INC.

BALANCE SHEETS

(Audited)

	September 30, 2022	September 30, 2021
ASSETS
Current Assets:
Cash	$177	$2,132
Total Current Assets	177	2,132
TOTAL ASSETS	$177	$2,132

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$44,687	$7,861
Accounts interest	573	922
Accrued expenses	243,654	246,208
Note Payable related Party	31,530	0
Total Current Liabilities	320,444	254,991

Non-Current Liabilities
Notes payable	92,203	96,933
Total Non-Current Liabilities	92,203	96,933
TOTAL LIABILITIES	412,647	351,924

Stockholders’ Deficit
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, 0 and 710,496 shares issued and outstanding, respectively.	-	71
Common stock, $0.0001 par value, 10,000,000,000 shares authorized, 9,308,825 and 1,079,116 shares issued and outstanding respectively.	931	108
Additional paid-in capital	9,364,428	9,366,161
Accumulated deficit	(9,777,830)	(9,716,132)
Total Stockholders’ Deficit	(412,470)	(349,792)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$177	$2,132

The accompanying notes are an integral part of these financial statements.

FREEDOM HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(Audited)

	For the Years Ended September 30,
	2022	2021
Revenues
Consulting services – related party	$-	$31,400
Cost of goods	-	31,400
Gross Profit	-	-

Operating Expenses
Management fees	-	240,000
Professional fees	71,510	2,934
Selling, general and administrative expenses	4,568	2,243
Total operating expenses	76,078	245,177

Net loss from operations	(76,078)	(245,177)

Other income (expenses)
Gain on extinguishment of debt	27,000	-
Interest expense	(12,620)	(14,301)
Income taxes	-	-

Net loss	$(61,698)	$(259,478)

Basic and diluted loss per share	$(0.00)	$(0.24)

Weighted average number of shares outstanding	160,376,744	1,077,582

The accompanying notes are an integral part of these financial statements.

FREEDOM HOLDINGS, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

(Audited)

	Preferred Stock		Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance, September 30, 2020	710,496	$71	1,077,582	$108	$9,334,761	$(9,456,654)	$(121,714)

Fractional shares adjustment			1,534				-
Reclass related party revenue					31,400		31,400

Net loss						(259,478)	(259,478)
Balance, September 30, 2021	710,496	$71	1,079,116	$108	$9,366,161	$(9,716,132)	$(349,792)
Conversion of Preferred shares into Common	(710,496)	(71)	15,920,946	1,592	(1,522)		-
Cancellation of Common Shares			(7,691,237)	(769)	(211)		(980)
Net loss						(61,698)	(61,698)
Balance, September 30, 2022	-	$-	9,308,825	$931	$9,364,428	$(9,777,830)	$(412,470)

The accompanying notes are an integral part of these financial statements.

FREEDOM HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(Audited)

	For the Years Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(61,698)	$(259,478)
Adjustment to reconcile net loss to net cash provided in operations:

Change in assets and liabilities
Accounts payable and accruals	34,273	233,890
Accrued interest	(350)	922
Net Cash (used in) provided by operations	(27,775)	(24,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Paid-in capital – related party	-	31,400
Repayment of notes payable	(4,730)	(4,621)
Proceeds of notes payable – related party	31,530	-
Cancellation of Common Stock	(980)	-
Net cash provided by financing activities	25,820	(26,779)

Net change in cash and cash equivalents	(1,955)	2,113

Cash and cash equivalents, Beginning of period	2,132	19
Cash and cash equivalents, End of period	$177	$2,132

Supplemental cash flow information
Cash paid for interest	$12,620	$14,301
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

FREEDOM HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Freedom Holdings, Inc. (the “Company”) is a for profit corporation established under the corporation laws in the State of Maryland, United States of America on June 15, 2005 however in January 2022 the Company redomiciled into the State of Florida.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents for the years ended September 30, 2022, and 2021 were $177 and $2,132, respectively.

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

FREEDOM HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

Share-based expense was $0 for the year ended September 30, 2022 and $0 for the year ended September 30, 2021.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of September 30, 2022.

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

FREEDOM HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

As of September 30, 2022, the Company had unused net operating loss carry forwards of $170,000 available to reduce federal taxable income. The Company’s ability to offset future taxable income, if any, with tax net operating loss carryforwards may be limited due to the non-filing of tax returns. Under the CARES act, net operating losses arising after 2017 are able to be carried forward indefinitely. Furthermore, changes in ownership may result in limitations under Internal Revenue Code Section 382.

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

The Company recognized revenues from a related party for the year ended September 30, 2022 and 2021was $0 and $31,400, respectively. The Company allocated the related party time spent and recorded Cost of goods sold in the amount of $0 and $31,400, respectively. The performance obligation has been met as per ASC 606.

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

FREEDOM HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has no revenue, and an accumulated deficit of $9,777,830 at September 30, 2022 and had a net loss of $61,698 for the year ended September 30, 2022. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

NOTE 4 – NOTE PAYABLE

On August 7th, 2017, the company obtained an unsecured, nonrecourse and open-ended loan of $50,000. The loan incurs interest at 15% per annum. On December 30, 2013, the Company received a $56,978 Demand Instalment Loan from Bruce Miller. The loan incurs interest at 12 % per annum. Mr. Miller is a personal acquaintance with our CEO. The loans are unsecure, nonrecourse and open ended. The loans require monthly repayment of principal and interest of $750.00 each. In the event that the Company is unable, the CEO has agreed to make the payments.

The following sets forth the principal and interest loan balance for the years ended September 30:

	2021	2021
Note payable	92,203	96,933
Accrued interest	573	922
Total note payable and accrued interest	92,776	97,855

NOTE 5 – ACCRUED EXPENSES

On September 30, 2021, the Company recognized expenses of $120,000 for the year ended September 30, 2021 for our CEO, Mr. Brian Kistler’s base compensation. No employment agreement exists.

On September 30, 2021, the Company recognized expenses of $120,000 for the year ended September 30, 2021 for Mr. Robin Hunt’s base compensation. No employment agreement exists.

The balance of accrued expenses at September 30, 2022 and 2021 was $243,654 and $246,208, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company recognized revenues for the year ended September 30, 2021 from New Opportunity Business Solutions, Inc., a related party in the amount of $31,400. Mr. Brian Kistler is the President and CEO of both New Opportunity Solutions, Inc. and Freedom Holdings, Inc. The Company expensed Mr. Kistler’s time at fair market value to Cost of goods sold of $31,400.

Note Payable – Related Party

During the year ended September 30, 2022, our CEO, Mr. Brian Kistler loaned the company $31,530 for operations. The balance of note payable, related party at September 30, 2022 and 2021 was $31,530 and $0, respectively.

NOTE 7 – EQUITY

Preferred Stock

On December 30, 2021, the Company converted all of the 710,676 shares of issued and outstanding preferred stock consisting of Series A, B,C and D preferred stock, into 15,920,945 shares of common stock.

The number of preferred shares outstanding on September 30, 2022 and September 30, 2021 was 0 and 710,496, respectively.

FREEDOM HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

Total common shares outstanding on September 30, 2022, and September 30, 2021, were 9,308,825 and 1,079,116, respectively.

NOTE 8 – INCOME TAXES

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

The provision for Federal income tax consists of the following at September 30:

	2022	2021
Federal income tax benefit attributable to:
Current Operations	$13,000	$54,000
Less: valuation allowance	(13,000)	(54,000)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows at September 30:

	2022	2021
Deferred tax asset attributable to:
Net operating loss carryover	$170,000	$157,000
Less: valuation allowance	(170,000)	(157,000)
Net deferred tax asset	$—	$—

At September 30, 2022, the Company had net operating loss carry forwards of approximately $170,000 that maybe offset against future taxable income. No tax benefit has been reported in the September 30, 2022, or 2021 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

FREEDOM HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement was available to be issued and has determined that there are no material subsequent events that require disclosure in these financial statements other than,

On February 3, 2023 the Company entered into a definitive agreement with MEDcann Industries in which MEDcann agreed to purchase 40 million common shares at $0.00125 for a total of $50,000 as disclosed in Form 8k filed with the SEC on 2-10-2023. To date MEDcann has paid $20,000 towards the total purchase price.

