Form 10-Q
period 2022-12-31
Freedom Holdings, Inc.
filed 2023-04-06
CIK 1386044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2022

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________ to __________.

Commission file number: 000-54853

FREEDOM HOLDINGS, INC.
a/k/a
FREEDOM ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Florida	56-2560951
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

6461 N 100E, Ossian, IN	46777
(Address of Principal Executive Offices)	(Zip Code)

(260) 490-9990

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of March 3, 2023, was 9,308,825.

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

2

FREEDOM HOLDINGS, INC.

A/K/A

 FREEDOM ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

Fiscal Period Ended December 31, 2022

3

Item 1. Financial Statements.

FREEDOM HOLDINGS, INC. a/k/a FREEDOM ACQUISITION CORP CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2022	2022
ASSETS	(unaudited)
Current Assets:
Cash	$145	$177
Total Current Assets	145	177

TOTAL ASSETS	$145	$177

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$44,188	$44,687
Accrued interest	597	574
Accrued expenses	242,957	243,654
Note payable – related party	39,330	31,530
Total Current Liabilities	327,072	320,445

Non-Current Liabilities
Notes payable	90,742	92,203
TOTAL LIABILITIES	417,814	412,648

Stockholders’ Deficit
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized, 9,308,825 and 9,308,825 shares issued and outstanding respectively.	931	931
Additional paid-in capital	9,364,428	9,364,428
Accumulated deficit	(9,783,029)	(9,777,830)
Total Stockholders’ Deficit	(417,669)	(412,470)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$145	$177

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,
	2022	2021

Revenues	$-	$-

Operating Expenses
Professional fees	278	7,123
Selling, general and administrative expenses	1,857	578
Total operating expenses	2,135	7,701

Net loss from operations	(2,135)	(7,701)

Other income (expenses)
Gain (loss) on related party acquisition	-	(311,672,729)
Interest expense	(3,064)	(3,595)
Income taxes	-	-

Net loss	$(5,199)	$(311,684,025)

Basic and diluted income (loss) per share	$(0.00)	$(67.17)

Weighted average number of shares outstanding	9,308,825	4,639,917

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM HOLDINGS, INC. a/k/a FREEDOM ACQUISITION CORP CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT DECEMBER 31, 2022 AND SEPTEMBER 30, 2022 (Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance, September 30, 2021	710,496	$71	1,079,116	$108	$9,366,161	$(9,716,132)	$(349,792)

Converted Preferred Stock into Common	(710,496)	(71)	15,920,946	1,592	(1,522)		-
Cancellation of Common Stock			(7,691,237)	(769)	(211)		(980)

Net loss						(61,698)	(61,698)

Balance, September 30, 2022	-	$-	9,308,825	$931	$9,364,428	$(9,772,830)	$(412,470)

Net loss						(5,199)	(5,199)

Balance, December 31, 2022	-	$-	9,308,825	$931	$9,364,428	$(9,783,029)	$(417,669)

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM HOLDINGS, INC. a/k/a FREEDOM ACQUISITION CORP CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three months Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(5,199)	$(311,684,025)
Adjustment to reconcile net loss to net cash provided in operations:

Change in assets and liabilities
Accounts payable and accruals	(1,196)	3,245
Accrued interest	24	453
Net Cash (used in) provided by operations	(6,371)	(311,680,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) of notes payable	(1,461)	5,693
Proceeds (payments) of notes payable-related party	7,800	-
Issuance of stock for related party acquisition	-	311,672,729
Net cash provided by financing activities	6,339	311,678,422

Net change in cash and cash equivalents	(32)	(1,905)

Cash and cash equivalents, Beginning of period	177	2,132
Cash and cash equivalents, End of period	$145	$227

Supplemental cash flow information
Cash paid for interest	$3,064	$3,595
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Freedom Holdings, Inc. (the “Company”) is a for profit corporation established under the corporation laws in the State of Maryland, United States of America on June 15, 2005 however in January 2022 the Company redomiciled into the State of Florida

Since inception the Company has devoted substantially all its efforts to establishing a new business. The Company has generated expenses and limited revenue from the efforts.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the three months ended December 31, 2022, and September 30, 2022. Cash was $145 at December 31, 2022 and $177 at September 30, 2022.

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

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

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

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

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

Share-based expense was $0 and $0 for the three months ended December 31, 2022 and 2021, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and September 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

The Company did not have any revenues for the three months ended December 31, 2022.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has limited revenue, and an accumulated deficit of $9,783,029 at December 31, 2022 and had a net loss of $5,199 for the three months ended December 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

NOTE 4 – NOTE PAYABLE

On August 7th, 2017, the company obtained an unsecured, nonrecourse and open-ended loan of $50,000.00 The loan incurs interest at 15% per annum. On December 30, 2013, the Company received a $56,977.89 Demand Instalment Loan from Bruce Miller. The loan incurs interest at 12 % per annum Mr. Miller is a personal acquaintance with our CEO. The loans are unsecure, nonrecourse and open ended. The loans require monthly repayment of principal and interest of $750.00 each.  In the event that the Company is unable, the CEO has voluntarily agreed to make the payments.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

The following sets forth the principal and interest loan balance:

	December 31,	September 30,
	2022	2022
Note payable	$90,742	$92,203
Accrued interest	597	574
Total note payable and accrued interest	$91,339	$92,777

NOTE 5 – ACCRUED EXPENSES

Accrued expenses were $242,957 and $243,654 on December 31, 2022, and September 30, 2022, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

During the period ending December 31, 2022, Brian Kistler, a related party, loaned the company $7,800 for operations. The balance of note payable, related party was $39,330 at December 31, 2022 and $31,530 at September 30, 2022.

NOTE 7 – EQUITY

Preferred Stock

On December 30, 2021, the Company converted all of the 710,676 shares of issued and outstanding preferred stock consisting of Series A, B, C and D preferred stock, into 15,920,945 shares of common stock.

The number of preferred shares outstanding on December 31, 2022 and September 30, 2022 was 0 and 0, respectively.

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

Total common shares outstanding on December 31, 2022, and September 30, 2022, were 9,308,825 and 9,308,825, respectively.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement was available to be issued and has determined that there are no material subsequent events that require disclosure in these financial statements other than those listed below.

On February 3, 2023 the Company entered into a definitive agreement with MEDcann Industries in which MEDcann agreed to purchase 40 million common shares at $0.00125 for a total of $50,000 as disclosed in Form 8k filed with the SEC on 2-10-2023. To date MEDcann has paid $30,000 towards the total purchase price.

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

Results of Operations for the three months ended December 31, 2022 and 2021

The Company did not generate andy revenue for the three months ended December 31, 2022 and 2021.

Expenses.

Total Operating Expenses. Total operating expenses for the three months ended December 31, 2022 and December 31, 2021 were $2,135 and $7,701, respectively. Total operating expenses consisted of professional fees of $278 and $7,123, respectively and selling, general and administrative expenses of $1,857 and $578, respectively. Professional fees decreased by approximately 96% due to a reduction in fees associated with being full reporting company. Selling, general and administrative expenses increased by approximately 221%.

Other Income (Expense): Total other income (expense) for the three months ended December 31, 2022 and 2021 was ($3,064) and ($311,684,025), respectively. Other income (expense) consisted of interest expense of ($3,064) and ($3,595), respectively and gain (loss) on related party acquisition of $0 and ($311,672,729), respectively.

Financial Condition.

Total Assets. Total assets at December 31, 2022 and September 30, 2022 were $145 and $177, respectively. Total assets consist of cash.

Total Liabilities. Total liabilities at December 31, 2022 and September 30, 2022 were $417,814 and $412,648, respectively. Total liabilities consist of accounts payable of $44,188 and $44,687, respectively; accrued interest of $597 and $574, respectively; accrued expenses of $242,957 and $243,654, respectively; note payable-related party of $39,330 and $31,530, respectively and note payable of $90,742 and $92,203, respectively.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $5,199 for the three months ended December 31, 2022 and $7,701 for the three months ended December 31, 2021. The Company has accumulated losses totaling $9,783,029 at December 31, 2022. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our CEO. At December 31, 2022 we had a working capital deficit of $326,927. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the three months ended December 31, 2022 and 2021 were ($6,371) and ($311,680,327), respectively. Net cash used in operating activities includes our net loss, accounts payable and accrued expenses and accrued interest.

Net cash provided by financing activities for the three months ended December 31, 2022 and December 31, 2021 were $6,339 and $311,672,422, respectively. Net cash provided by financing activities includes proceeds (payments) made on notes payable-related party of $7,800 and $0, respectively; proceeds (payments) made on notes payable of ($1,461) and $5,693 respectively and issuance of common stock for acquisition of $0 and $311,672,729, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2022.

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

Changes in Internal Controls

During the three months ended December 31, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Item 6. EXHIBITS

INDEX TO EXHIBITS

		Filed or Furnished	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Exhibit No.	Filing Date
3.1	Certificate of Incorporation		10-12G	3.1	07/27/21

3.2	By-Laws		10-12G	3.2	07/27/21

3.03	Amendment to Certificate of Incorporation		10-12G	3.3	07/27/21

10.1	Securities Purchase Agreement-Carbon Zero dated December 30, 2021		8-K	10.1	01/05/2022

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 29, 2015.

3.2	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 29, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM HOLDINGS, INC.

NAME	TITLE	DATE

/s/ Brian Kistler	President, Director	April 5, 2023
Brian Kistler

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Brian Kistler	President, Director	April 5, 2023
Brian Kistler

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act.  None.

