Form 10-Q
period 2023-03-31
Freedom Holdings, Inc.
filed 2023-05-19
CIK 1386044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 000-54853

FREEDOM HOLDINGS, INC.
a/k/a
FREEDOM ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Florida	56-2560951
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10524 Independence Ave. Chatsworth, CA	91311
Address of Principal Executive Offices	Zip Code

813-699-4098
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of March 31, 2023, was 9,308,825.

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

2

FREEDOM HOLDINGS, INC.

A/K/A

 FREEDOM ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

Fiscal Period Ended March 31, 2023

3

Item 1. Financial Statements.

FREEDOM HOLDINGS, INC. a/k/a FREEDOM ACQUISITION CORP CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2023	2022
ASSETS	(unaudited)
Current Assets:
Cash	$7,386	$177
Total Current Assets	7,386	177

TOTAL ASSETS	$7,386	$177

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$58,688	$44,687
Accrued interest	940	574
Accrued expenses	242,222	243,654
Note payable – related party	35,855	31,530
Total Current Liabilities	337,705	320,445

Non-Current Liabilities
Notes payable	88,845	92,203
TOTAL LIABILITIES	426,550	412,648

Stockholders’ Deficit
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized, 49,308,825 and 9,308,825 shares issued and outstanding respectively.	4,931	931
Additional paid-in capital	9,410,428	9,364,428
Subscription receivable	(20,000)	-
Accumulated deficit	(9,814,523)	(9,777,830)
Total Stockholders’ Deficit	(419,164)	(412,471)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,386	$177

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	26,191	61,747	28,048	68,870
Selling, general and administrative expenses	2,357	3,266	2,635	3,844
Total operating expenses	28,548	65,013	30,683	72,714

Net loss from operations	(28,548)	(65,013)	(30,683)	(72,714)

Other income (expenses)
Loss on related party acquisition	-	(311,672,729)	-	(311,672,729)
Interest expense	(2,946)	(6,005)	(6,010)	(9,600)
Income taxes	-	-	-	-

Net loss	$(31,494)	$(311,743,747)	$(36,693)	$(311,755,043)

Basic and diluted loss per share	$(0.00)	$(0.95)	$(0.00)	$(1.89)

Weighted average number of shares outstanding	34,197,714	328,672,791	21,616,517	164,875,954

The accompanying notes are an integral part of these consolidated condensed financial statements.

FREEDOM HOLDINGS, INC. a/k/a FREEDOM ACQUISITION CORP CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT MARCH 31, 2023 AND SEPTEMBER 30, 2022 (Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Subscription	Retained
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Deficit	Total

Balance, September 30, 2021	710,496	$71	1,079,116	$108	$9,366,161	$-	$(9,716,132)	$(349,792)

Converted Preferred Stock into Common	(710,496)	(71)	15,920,946	1,592	(1,522)			-
Cancellation of Common Stock			(7,691,237)	(769)	(211)			(980)

Net loss							(61,698)	(61,698)

Balance, September 30, 2022	-	$-	9,308,825	$931	$9,364,428	$-	$(9,777,830)	$(412,471)

Issued stock for acquisition			40,000,000	4,000	46,000	(20,000)		30,000
Net loss							(36,693)	(36,693)

Balance, March 31, 2023	-	$-	49,308,825	$4,931	$9,410,428	$(20,000)	$(9,814,523)	$(419,164)

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM HOLDINGS, INC. a/k/a FREEDOM ACQUISITION CORP STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(36,693)	$(311,755,043)
Adjustment to reconcile net loss to net cash provided in operations:

Change in assets and liabilities
Accounts payable and accruals	12,569	59,835
Accrued interest	366	(561)
Net Cash (used in) provided by operations	(23,758)	(311,695,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) of notes payable	(3,358)	(2,133)
Proceeds (payments) of notes payable-related party	4,325	23,530
Issuance of stock for related party acquisition	30,000	311,672,729
Net cash provided by financing activities	30,967	311,694,126

Net change in cash and cash equivalents	7,209	(1,643)

Cash and cash equivalents, Beginning of period	177	2,132
Cash and cash equivalents, End of period	$7,386	$489

Supplemental cash flow information
Cash paid for interest	$6,010	$6,005
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the three months ended March 31, 2023, and September 30, 2022. Cash was $7,386 at March 31, 2023 and $177 at September 30, 2022.

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

MARCH 31, 2023

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

MARCH 31, 2023

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

Share-based expense was $0 and $0 for the three months ended March 31, 2023 and 2022, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and September 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

The Company did not have any revenues for the three months ended March 31, 2023.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has limited revenue, and an accumulated deficit of $9,814,523 at March 31, 2023 and had a net loss of $36,693 for the six months ended March 31, 2023. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

NOTE 4 – NOTE PAYABLE

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

 FREEDOM ACQUISITION CORP

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

The following sets forth the principal and interest loan balance:

	March 31,	September 30,
	2023	2022
Note payable	$88,845	$92,203
Accrued interest	940	574
Total note payable and accrued interest	$89,785	$92,777

NOTE 5 – ACCRUED EXPENSES

Accrued expenses were $242,222 and $243,654 on March 31, 2023, and September 30, 2022, respectively.

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

During the period ending March 31, 2023, Brian Kistler, a related party, loaned the company $7,800 for operations. The balance of note payable, related party was $35,855 at March 31, 2023 and $31,530 at September 30, 2022.

NOTE 7 – EQUITY

Preferred Stock

On December 30, 2021, the Company converted all of the 710,676 shares of issued and outstanding preferred stock consisting of Series A, B, C and D preferred stock, into 15,920,945 shares of common stock.

The number of preferred shares outstanding on March 31, 2023 and September 30, 2022 was 0 and 0, respectively.

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

Total common shares outstanding on March 31, 2023, and September 30, 2022, were 49,308,825 and 9,308,825, respectively.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Results of Operations for the three months ended March 31, 2023 and 2022

The Company did not generate andy revenue for the three months ended March 31, 2023 and 2022.

Expenses.

Total Operating Expenses. Total operating expenses for the three months ended March 31, 2023 and March 31, 2022 were $28,548 and $65,013, respectively. Total operating expenses consisted of professional fees of $26,191 and $61,747, respectively and selling, general and administrative expenses of $2,357 and $3,266, respectively. Professional fees decreased by approximately 57% due to a reduction in fees associated with being full reporting company. Selling, general and administrative expenses decreased by approximately 28%.

Other Income (Expense): Total other income (expense) for the three months ended March 31, 2023 and 2022 was ($2,946) and ($311,678,734), respectively. Other income (expense) consisted of interest expense of ($2,946) and ($6,005), respectively and gain (loss) on related party acquisition of $0 and ($311,672,729), respectively.

Results of Operations for the six months ended March 31, 2023 and 2022

The Company did not generate andy revenue for the six months ended March 31, 2023 and 2022.

Expenses.

Total Operating Expenses. Total operating expenses for the six months ended March 31, 2023 and March 31, 2022 were $30,683 and $72,714, respectively. Total operating expenses consisted of professional fees of $28,048 and $68,870, respectively and selling, general and administrative expenses of $2,635 and $3,844, respectively. Professional fees decreased by approximately 59% due to a reduction in fees associated with being full reporting company. Selling, general and administrative expenses decreased by approximately 31%.

Other Income (Expense): Total other income (expense) for the six months ended March 31, 2023 and 2022 was ($6,010) and ($311,682,329), respectively. Other income (expense) consisted of interest expense of ($6,010) and ($9,600), respectively and gain (loss) on related party acquisition of $0 and ($311,672,729), respectively.

Financial Condition.

Total Assets. Total assets at March 31, 2023 and September 30, 2022 were $7,386 and $177, respectively. Total assets consist of cash.

Total Liabilities. Total liabilities at March 31, 2023 and September 30, 2022 were $426,550 and $412,648, respectively. Total liabilities consist of accounts payable of $58,688 and $44,687, respectively; accrued interest of $940 and $574, respectively; accrued expenses of $242,222 and $243,654, respectively; note payable-related party of $35,855 and $31,530, respectively and note payable of $88,845 and $92,203, respectively.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $36,693 for the six months ended March 31, 2023 and $311,755,043 for the six months ended March 31, 2022. The Company has accumulated losses totaling $9,814,523 at March 31, 2023. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our CEO. At March 31, 2023 we had a working capital deficit of $330,319. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the six months ended March 31, 2023 and 2022 were ($23,758) and ($311,695,769), respectively. Net cash used in operating activities includes our net loss, accounts payable and accrued expenses and accrued interest.

Net cash provided by financing activities for the six months ended March 31, 2023 and March 31, 2022 were $30,967 and $311,694,126, respectively. Net cash provided by financing activities includes proceeds (payments) made on notes payable-related party of $4,325 and $23,530 respectively; proceeds (payments) made on notes payable of ($3,358) and ($2,133) respectively and issuance of common stock for acquisition of $30,000 and $311,672,729, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2023.

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

Changes in Internal Controls

During the three months ended March 31, 2023, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

FREEDOM HOLDINGS, INC.

NAME	TITLE	DATE

/s/ John Vivian	President, Directors	May 19, 2023
John Vivian

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ John Vivian	President, Directors	May 19, 2023
John Vivian

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act.  None.

