Form 10-Q
period 2023-06-30
Freedom Holdings, Inc.
filed 2023-08-21
CIK 1386044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________ to __________.

Commission file number: 000-54853

FREEDOM HOLDINGS, INC.
a/k/a
FREEDOM ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Florida	56-2560951
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10524 Independence Ave. Chatsworth, CA	91311
(Address of Principal Executive Offices)	(Zip Code)

813-699-4098
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of August 18, 2023, was 55,308,825.

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

ii

FREEDOM HOLDINGS, INC.

A/K/A

 FREEDOM ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

Fiscal Period Ended June 30, 2023

2

Item 1. Financial Statements.

FREEDOM HOLDINGS, INC.

a/k/a

FREEDOM ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2023	2022
ASSETS	(unaudited)
Current Assets:
Cash	$294	$177
Total Current Assets	294	177

TOTAL ASSETS	$294	$177

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$48,688	$44,687
Accrued interest	321	574
Accrued expenses	241,649	243,654
Note payable – related party	36,355	31,530
Total Current Liabilities	327,013	320,445

Non-Current Liabilities
Notes payable	87,897	92,203
TOTAL LIABILITIES	414,910	412,648

Stockholders’ Deficit
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 55,308,825 and 9,308,825 shares issued and outstanding respectively.	5,531	931
Additional paid-in capital	9,765,828	9,364,428
Subscription receivable	(15,000)	-
Accumulated deficit	(10,170,975)	(9,777,830)
Total Stockholders’ Deficit	(414,616)	(412,471)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$294	$177

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	$-	$-	$-	$-

Operating Expenses
Stock based compensation	351,000	-	351,000	-
Professional fees	1,599	557	29,647	69,427
Selling, general and administrative expenses	921	236	3,556	4,080
Total operating expenses	353,520	793	384,203	73,507

Net loss from operations	(353,520)	(793)	(384,203)	(73,507)

Other income (expenses)
Loss on related party acquisition	-	311,672,729	-	-
Gain on extinguishment of debt	-	27,000	----	27,000
Interest expense	(2,932)	101	(8,942)	(9,499)
Income taxes	-	-	-	-

Net loss	$(356,452)	$311,699,037	$(393,145)	$(56,006)

Basic and diluted loss per share	$(0.01)	$1.02	$(0.01)	$(0.00)

Weighted average number of shares outstanding	50,056,078	304,106,332	31,096,371	211,286,080

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM HOLDINGS, INC.

 a/k/a

FREEDOM ACQUISITION CORP

 CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

JUNE 30, 2023 AND SEPTEMBER 30, 2022

(Unaudited)

						Additional
	Preferred Stock			Common Stock		Paid-in	Subscription		Retained
	Shares	Par Value		Shares	Par Value	Capital	Receivable		Deficit	Total

Balance, September 30, 2021	710,496		$71	1,079,116	$108	$9,366,161	$	----	$(9,716,132)	$(349,792)

Converted Preferred Stock into Common	(710,496)		(71)	15,920,946	1,592	(1,522)				----
Cancellation of Common Stock				(7,691,237)	(769)	(211)				(980)

Net loss									(61,698)	(61,698)

Balance, September 30, 2022	----	$	----	9,308,825	$931	$9,364,428	$	----	$(9,777,830)	$(412,471)

Issued stock for acquisition				40,000,000	4,000	46,000		(15,000)		35,000
Issued stock for services				2,000,000	200	350,800		----		351,000
Sold stock for cash				4,000,000	400	46,000		----		5,000
Net loss									(393,145)	(393,145)

Balance, June 30, 2023	----	$	----	55,308,825	$5,531	$9,765,828		$(15,000)	$(10,170,975)	$(414,616)

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM HOLDINGS, INC.

a/k/a

FREEDOM ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(393,145)	$(56,006)
Adjustment to reconcile net loss to net cash provided in operations:
Stock issued for services	351,000	----
Change in assets and liabilities
Accounts payable and accruals	1,996	35,945
Accrued interest	(253)	(171)
Net Cash (used in) provided by operations	(40,402)	(20,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) of notes payable	(4,306)	(3,530)
Proceeds (payments) of notes payable-related party	4,825	24,530
Issuance of stock for acquisitions	35,000	----
Cancellation of common stock	----	(980)
Proceeds from stock sales	5,000	----
Net cash provided by financing activities	40,519	20,020

Net change in cash and cash equivalents	117	(212)

Cash and cash equivalents, Beginning of period	177	2,132
Cash and cash equivalents, End of period	$294	$1,920

Supplemental cash flow information
Cash paid for interest	$6,153	$9,499
Cash paid for taxes	$ ----	$ ----

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the nine months ended June 30, 2023, and September 30, 2022. Cash was $294 at June 30, 2023 and $177 at September 30, 2022.

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

JUNE 30, 2023

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

 FREEDOM ACQUISITION CORP

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Share-based expense ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the condensed financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

Share-based expense was $351,000 and $0 for the nine months ended June 30, 2023 and 2022, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and September 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023 and September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

The Company did not have any revenues for the nine months ended June 30, 2023.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has limited revenue, and an accumulated deficit of $10,170,975 at June 30, 2023 and had a net loss of $393,145 for the nine months ended June 30, 2023. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

 FREEDOM ACQUISITION CORP

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The following sets forth the principal and interest loan balance:

	June 30,	September 30,
	2023	2022
Note payable	$87,897	$92,203
Accrued interest	321	574
Total note payable and accrued interest	$88,218	$92,777

NOTE 5 – ACCRUED EXPENSES

Accrued expenses were $241,649 and $243,654 on June 30, 2023, and September 30, 2022, respectively.

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

During the period ending June 30, 2023, Brian Kistler, a previously related party, loaned the company $4,825 for operations. The balance of note payable, related party was $36,355 at June 30, 2023 and $31,530 at September 30, 2022.

NOTE 7 – EQUITY

Preferred Stock

On December 30, 2021, the Company converted all of the 710,676 shares of issued and outstanding preferred stock consisting of Series A, B, C and D preferred stock, into 15,920,945 shares of common stock.

The number of preferred shares outstanding on June 30, 2023 and September 30, 2022 was 0 and 0, respectively.

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

On June 14, 2023 the Company entered into a definitive agreement with Gibraltar Securities in which Gibraltar was issued 2,000,000 at FMV of $0.1755 for a total of $351,000 as payment in full for services rendered.

On June 21, 2023 the Company sold 4,000,000 shares of common at 0.00125 per share or a total of 5,000.

Total common shares outstanding on June 30, 2023, and September 30, 2022, were 55,308,825 and 9,308,825, respectively.

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

Results of Operations for the three months ended June 30, 2023 and 2022

 The Company did not generate andy revenue for the three months ended June 30, 2023 and 2022.

Expenses.

Total Operating Expenses.  Total operating expenses for the three months ended June 30, 2023 and June 30, 2022 were $353,520 and $793, respectively.  Total operating expenses consisted of stock issued for service of $351,000 and $0, respectively, professional fees of $1,599 and $557, respectively and selling, general and administrative expenses of $921 and $236, respectively.  Stock issued for services increase by approximately 100% due to issuing stock for services rendered.  Professional fees increased by approximately 187% due to fees associated with being full reporting company.  Selling, general and administrative expenses increased by approximately 290%.

Other Income (Expense): Total other income (expense) for the three months ended June 30, 2023 and 2022 was ($2,932) and $311,699,830, respectively.  Other income (expense) consisted of gain on extinguishment of debt of $0 and $27,000, respectively; interest expense of ($2,932) and $101, respectively and gain (loss) on related party acquisition of $0 and $311,672,729, respectively.  On December 30, 2021, Freedom Holdings, Inc. (the “Company”) acquired 100% of the issued and outstanding capital stock of Carbon Zero Asset Management, Inc. (“Carbon Zero”) from the seven (7) shareholders of Carbon Zero (the “Shareholders”) in exchange for 311,672,730 shares of the Company’s common stock, valued on December 30, 2021, at $1.00 per share.  Subsequently, on June 23, 2022, the acquisition of Carbon Zero was rescinded in full.  All shares were returned to the treasury.

Results of Operations for the nine months ended June 30, 2023 and 2022

The Company did not generate andy revenue for the nine months ended June 30, 2023 and 2022.

Expenses.

Total Operating Expenses.  Total operating expenses for the nine months ended June 30, 2023 and June 30, 2022 were $384,203 and $73,507, respectively.  Total operating expenses consisted of stock issued for service of $351,000 and $0, respectively, professional fees of $29,647 and $69,427, respectively and selling, general and administrative expenses of $3,556 and $4,080, respectively.  Stock issued for services increase by approximately 100% due to issuing stock for services rendered.  Professional fees decreased by approximately 57% due to fees associated with being full reporting company. Selling, general and administrative expenses decreased by approximately 13%.

Other Income (Expense): Total other income (expense) for the nine months ended June 30, 2023 and 2022 was ($8,942) and ($17,501), respectively.  Other income (expense) consisted of interest expense of ($8,942) and ($9,499), respectively and gain on extinguishment of debt $0 and $27,000, respectively.

Financial Condition.

Total Assets.  Total assets at June 30, 2023 and September 30, 2022 were $294 and $177, respectively.  Total assets consist of cash.

Total Liabilities.  Total liabilities at June 30, 2023 and September 30, 2022 were $414,910 and $412,648, respectively.  Total liabilities consist of accounts payable of $48,688 and $44,687, respectively; accrued interest of $321 and $574, respectively; accrued expenses of $241,649 and $243,654, respectively; note payable-related party of $36,355 and $31,530, respectively and note payable of $87,897 and $92,203, respectively.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $393,145 for the nine months ended June 30, 2023 and $56,006 for the nine months ended June 30, 2022.  The Company has accumulated losses totaling $10,170,975 at June 30, 2023.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our CEO.  At June 30, 2023 we had a working capital deficit of $326,719.  Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the nine months ended June 30, 2023 and 2022 were ($40,402) and ($20,232), respectively.  Net cash used in operating activities includes our net loss, accounts payable and accrued expenses and accrued interest.

Net cash provided by financing activities for the nine months ended June 30, 2023 and June 30, 2022 were $40,519 and $20,020, respectively. Net cash provided by financing activities includes proceeds (payments) made on notes payable-related party of $4,825 and $24,530 respectively; proceeds (payments) made on notes payable of ($4,306) and ($3,530) respectively and issuance of common stock for acquisition of $35,000 and $0, respectively; cancellation of common stock of $0 and ($980), respectively and proceeds for stock sales of $5,000 and $0, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed financial statements in conformity with GAAP. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Notwithstanding the assessment that our disclosure controls and procedures and our internal controls over financial reporting were not effective and that there are material weaknesses as identified herein, we believe that our condensed financial statements contained in this Form 10-Q fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Controls

During the nine months ended June 30, 2023, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On June 14, 2023 the Company entered into a definitive agreement with Gibraltar Securities in which Gibraltar was issued 2,000,000 at FMV of $0.1755 for a total of $351,000 as payment in full for services rendered.

On June 21, 2023 the Company sold 4,000,000 shares of common at $0.00125 per share or a total of $5,000.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Item 6. EXHIBITS

INDEX TO EXHIBITS

		Filed or Furnished	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Exhibit No.	Filing Date
3.1	Certificate of Incorporation		SB2	3.1	02/08/2007

3.2	By-Laws		SB2	3.2	02/08/2007

3.03	Amendment to Certificate of Incorporation		10-12GA	3.3	08/23/2021

10.1	Securities Purchase Agreement-Carbon Zero dated December 31, 2021		8-K	10.1	01/07/2022

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM HOLDINGS, INC.

NAME	TITLE	DATE

/s/ John Vivan	President, Directors	August 18, 2023
John Vivian

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act.  None.

