Form 10-K
period 2023-09-30
Freedom Holdings, Inc.
filed 2024-01-24
CIK 1386044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

000-54853

Commission file number

Freedom Holdings, Inc. aka Freedom Acquisition Corp
(Exact Name of Registrant as specified in its charter)

Florida	56-2560951
(State or jurisdiction of	(I.R.S Employer
Incorporation or organization)	Identification No.)

10524 Independence Ave, Chatsworth, CA	91311
(Address of principal executive offices)	(Zip Code)

818-357-3155

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $13,274,118

The number of shares outstanding of the issuer’s Common Stock, $0.0001 par value, as of September 30, 2023, was 55,308,825 shares. There is 0 shares of the issuer’s Preferred Stock issued and outstanding as of such date.

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

Fiscal Year Ended September 30, 2023

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Freedom Holdings, Inc. (“FHLD”) for the fiscal year ended September 30, 2023 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

PART I

Item 1. Business.

(a) Business Development

FREEDOM HOLDINGS, INC A/K/A Freedom Acquisition Corp. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Maryland on June 16, 2005. Since its inception, the Company has been engaged in the following sectors. The Company was formed to participate in the mortgage industry however was forced to cease mortgage operations during the 2008 housing crisis at which time the Company acquired small oil and gas leases in SE Kansas. In 2012 the company sold the leases and began an unsuccessful effort to develop technology to recycle asphalt shingles. In 2015 (based upon the efforts and experience of our CEO) began consulting other small private and public companies assisting in the process of going public and introduction of legal and auditing firm. Since 2015 our CEO has continued to consult with other businesses both Public and Private but has made no efforts to identify a possible business combination..  On January 18, 2023 the Company entered into a Definitive Agreement with MedCann Industries, Inc. The Agreement called for

a.	MedCann purchased 40,000,000 Freedom restricted common shares for $50,000.00 and
b.	Brian Kistler resigned all Officer/Director positions only to serve as an advisor for a period of 2 years to ensure a smooth transition. (Mr. Kistler’s advisory role has been terminated) and
c.	John Vivian, CEO of MedCann was simultaneously be appointed as the Chairman and CEO of Freedom and
d.	MedCann as the parent company assumed the debt and ongoing operational costs of Freedom and
e.	All financial disclosures were brought current

The Closing took place on February 3, 2023 and because of the aforementioned conditions, Freedom became a majority owned subsidiary of MedCann with operations of MedCann Industries transferred into Freedom for future development.

The future operations and direction of the Company is to be the development as a grower and seller of Cannabis for medical use.

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related MD&A;

•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

•	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

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

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h) Other relevant factors.

The names and ages of our directors and executive officers as of September 30, 2023, are set forth below. Our Bylaws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
John Vivian (1)	79	President, Director
Robin Wright (2)	63	Chief Financial Officer, Director

(1) John Vivian was elected to the board of directors and appointed as President on February 3, 2023

John Vivian has been the CEO of MEDcann Industries since June 2021. He has served as a principle in a variety of Manufacturing and Service Companies over an extensive career in Business. From his rapid rise to Sergeant in the Army Engineers during the Vietnam War, through many jobs and projects; he has acquired an eclectic inventory of knowledge and experience that allows him to rapidly address an overview of a project and then supply leadership and constructive input to those projects. He has been a consultant to many firms in vary diverse areas, Package Machinery Manufacturing, Military, Medical and Aero Space Packaging, Material Handling and Storage, Historically Accurate Structure Design, and other areas for both Retail and Themed Entertainment. In many cases supplying overall Project Management support. Mr. Vivian has been involved in the construction of three 3&3/4-inch scale locomotives, Manufacture of Plastic, injection molded, and Laser Cut, scale Model Railroad Products. and consulting in the theatrical lighting and fiber optic areas. We believe that Mr. Vivian’s vast experience and expertise qualifies him to be a valuable asset to our Board of Directors.

MR. VIVIAN’S PROFESSIONAL EXPERIENCE IS AS FOLLOWS:

06/2021 to current	CEO, President, Director MedCann Industries, Inc.–Chatsworth, CA

	•	Evaluate company documentation to verify alignment with regulatory requirements.
	•	Prepared and submitted documentation and applications to various Government and private organizations to maintain access to Stock Market platforms.

2019 to current	CEO, President MCI (Medical Cannabis Industries) –Chatsworth, CA

	•	Managed daily operations.
	•	Evaluate company documentation to verify alignment with regulatory requirements.

1986 to current	Owner, Proprietor, Manager Model Railroad General Store. —Chatsworth, CA

	•	Retail, Wholesale, Distributor of in house manufactured Hobby Products

We believe that Mr. Vivian’s experience in the securities industry as well as the managerial skills he developed during such tenure provide ample qualification for Mr. Vivian to serve as an officer and director for our Company.

(2) On February 3, 2023 Robin Wright was appointed as the Chief Financial Officer and member of the Board of Directors.

Robin Wright has been a Staff Accountant with the Sherman Oaks CPA firm for over 40 years.  Ms. Wright specializes in business accounting and works closely with her clients to provide exemplary service. We believe that Ms. Wright’s vast experience and expertise qualifies her to be a valuable asset to our Board of Directors.

MS. WRIGHT’S PROFESSIONAL EXPERIENCE IS AS FOLLOWS:

1983 to Present Sherman Oaks CPA Staff accountant

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

Item 1A. Risk Factors.

Our business is difficult to evaluate because we have limited operating business, and our shareholders will not know what future business we will enter into until we effectuate a transaction.

As we have a limited operating history and revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination.

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

Management May Be Entrenched and may increase the risks of delaying, deferring, or preventing a change of control.

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

We Are Dependent on The Services of a Certain Key Employee. The Loss of His Services Could Harm Our Business.

Our success largely depends on the continuing services of our Chief Executive Officer and Chairman John Vivian. We believe that Mr. Vivian possesses valuable knowledge, experience and leadership abilities that would be difficult in the short term to replicate. The loss of him as a key employee could harm our operations, business plans and cash flows.

Shareholder approval will likely not be obtained for any acquisition or business combination and that if it is obtained that, “may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders.”

Because of the voting control of John Vivian, our CEO, shareholder approval will likely not be obtained for any acquisition or business combination and that if it is obtained that, “may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders”, due to the cost and time of soliciting the approval of all shareholders. As a result, the decision for a merger or acquisition lies solely upon the judgement of our CEO.

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

Our shares of common stock is quoted on the Over-the-Counter market for our common stock. Further, no increased public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

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

There are issues impacting liquidity of our securities with respect to the fact that it carries this warning on OTC Markets

Warning!  This security is eligible for Unsolicited Quotes Only

This stock is not eligible for proprietary broker-dealer quotations. All quotes in this stock reflect unsolicited customer orders. Unsolicited-Only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling this stock. An initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making.

The Company has applied with FINRA to have the 15c211 reactivated

The is no assurance that FINRA will approve the 15c211 reactivated.

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

We may be subject to certain tax consequences in our business, which may increase the cost of doing business.

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

Our business focus has changed four times since inception in 2005 and Management has limited experience.

At inception the Company was formed to serve the mortgage industry, however as a result of the failure of the mortgage industry the Company focus was amended to focus on the energy markets which was not successful. The Company then focused on marketing an asphalt shingle recycling technology which ultimately was also unsuccessful. Since 2017 the Company has been solely focused on the business consulting of our CEO. He has had limited participation in mergers/acquisitions of private companies into public companies, therefore he may not be successful finding a business combination.

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

Additional risks may exist since we will assist a privately held business to become public through the “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future. Failure to develop or maintain an active trading market for our common stock will have a generally negative effect on the price of our common stock and you may be unable to sell your common stock, or any attempted sale of such common stock may have the effect of lowering the market price. Your investment could be a partial or complete loss.

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

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such a rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Our authorization of blank-check preferred stock could be used to discourage a takeover transaction involving an actual or potential change in control of us or our management.

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

Lack of diversification should be considered a substantial risk.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and dilution of interest for present and prospective stockholders, which is like to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market information

Our Common Stock is quoted on the Over-the-Counter Pink Sheets under the trading symbol FHLD We cannot assure you that there will be a market for our common stock in the future. See the High and Low Bid data below:

Fiscal Year 2023	High Bid	Low Bid
First Quarter	$0.0111	$0.0003
Second Quarter	$0.0066	$0.0006
Third Quarter	$0.49	$0.0066
Fourth Quarter	$0.36	$0.08

Fiscal Year 2022	High Bid	Low Bid
First Quarter	$1.98	$0.08
Second Quarter	$1.07	$0.24
Third Quarter	$0.44	$0.0005
Fourth Quarter	$0.04	$0.011

(b) Holders

As of September 30, 2023, there are 55,308,825 shares and 2,254 holders of an aggregate of shares of our Common Stock issued and outstanding.

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

Our Business Overview.

FREEDOM HOLDINGS, INC A/K/A Freedom Acquisition Corp. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Maryland on June 16, 2005. Since its inception, the Company has been engaged in the following sectors. The Company was formed to participate in the mortgage industry however was forced to cease mortgage operations during the 2008 housing crisis at which time the Company acquired small oil and gas leases in SE Kansas. In 2012 the company sold the leases and began an unsuccessful effort to develop technology to recycle asphalt shingles. In 2015 (based upon the efforts and experience of our CEO) began consulting other small private and public companies assisting in the process of going public and introduction of legal and auditing firm. Since 2015 our CEO has continued to consult with other businesses both Public and Private but has made no efforts to identify a possible business combination..  On January 18, 2023 the Company entered into a Definitive Agreement with MedCann Industries, Inc. The Agreement called for

a.	MedCann purchased 40,000,000 Freedom restricted common shares for $50,000.00 and
b.	Brian Kistler resigned all Officer/Director positions only to serve as an advisor for a period of 2 years to ensure a smooth transition. (Mr. Kistler’s advisory role has been terminated) and
c.	John Vivian, CEO of MedCann was simultaneously be appointed as the Chairman and CEO of Freedom and
d.	MedCann as the parent company assumed the debt and ongoing operational costs of Freedom and
e.	All financial disclosures were brought current

The Closing took place on February 3, 2023 and because of the aforementioned conditions, Freedom became a majority owned subsidiary of MedCann with operations of MedCann Industries transferred into Freedom for future development.

                The future operations and direction of the Company is to be the development as a grower and seller of Cannabis for medical use.

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related MD&A;

•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

•	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

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

(b) Business of Issuer

                The future operations and direction of the Company is to be the development as a grower and seller of Cannabis for medical use.

PLAN OF OPERATION.

The Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company. Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.

On January 18, 2023 the Company entered into a Definitive Agreement with MedCann Industries, Inc. The Agreement called for

a.	MedCann purchased 40,000,000 Freedom restricted common shares for $50,000.00 and
b.	Brian Kistler resigned all Officer/Director positions only to serve as an advisor for a period of 2 years to ensure a smooth transition. (Mr. Kistler’s advisory role has been terminated) and
c.	John Vivian, CEO of MedCann was simultaneously be appointed as the Chairman and CEO of Freedom and
d.	MedCann as the parent company assumed the debt and ongoing operational costs of Freedom and
e.	All financial disclosures were brought current

The Closing took place on February 3, 2023 and because of the aforementioned conditions, Freedom became a majority owned subsidiary of MedCann with operations of MedCann Industries transferred into Freedom for future development.

               The future operations and direction of the Company is to be the development as a grower and seller of Cannabis for medical use.

               The Company has filed with FINRA for the 15c211 to become reactivated in October 2023. To date FINRA has not approved this action. The Company continues to work diligently with Glendale Securities to supply and comply with FINRA’s request for information.

We have a limited history as a public company. We currently file with the SEC annual and quarterly information and other reports that are specified in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC regulations. Thus, we will need to ensure that we will have the ability to prepare, on a timely basis, financial statements that comply with SEC reporting requirements following the effectiveness of this registration statement. We will also become subject to other reporting and corporate governance requirements, including the listing standards of any securities exchange upon which we may list our Common Stock, and the provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, we will be required, among other things, to:

•	prepare and distribute reports and other stockholder communications in compliance with our obligations under the federal securities laws and the applicable national securities exchange listing rules;
•	define and expand the roles and the duties of our Board of Directors and its committees;
•	institute more comprehensive compliance, investor relations and internal audit functions;
•	evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC; and
•	involve and retain outside legal counsel and accountants in connection with the activities listed above.

The adequacy of our internal control over financial reporting must be assessed by management for each year commencing with the year ending September 30, 2023. Our internal control over financial reporting will be required to meet the standards required by Section 404 of the Sarbanes-Oxley Act. We will incur additional costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff. Ultimately, our efforts may not be adequate to comply with the requirements of Section 404 of which is currently being paid by our CEO If we are unable to implement and maintain adequate internal control over financial reporting or otherwise to comply with Section 404, we may be unable to report financial information on a timely basis, may suffer adverse regulatory consequences, may have violations of the applicable national securities exchange listing rules and may breach covenants under our credit facilities.

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

Results of Operations for years ended September 30, 2023, and 2022

Revenues.

Total Revenue. The Company had no revenues for the years ended September 30, 2023, and 2022, respectively.

Expenses.

Total Operating Expenses. Total operating expenses for the years ended September 30, 2023, and September 30, 2022 were $395,456 and $76,078, respectively. Total operating expenses consisted of stock-based compensation of $351,000 and $0, respectively; professional fees of $40,380 and $71,510, respectively and selling, general and administrative expenses of $4,076 and $4,568, respectively. Stock based compensation increased by approximately 100% due to the definitive agreement with Gibraltar Securities.  Professional fees decreased by approximately 44% due to the expense related to being a full reporting company. Selling, general and administrative expenses decreased by approximately 11%.

Other Income (Expense): Total other income (expense) for the years ended September 30, 2023, and 2022 was ($4,462) and $14,380, respectively. Other income (expense) consisted of gain on extinguishment of debt of $7,382 and $27,000, respectively; interest expense of ($11,844) and ($12,620), respectively. Gain on extinguishment of debt decreased by approximately 73% due to the forgiveness of debt and certain accounts payable related to the rescinded Carbon Zero transaction.  Interest expense decreased by approximately 6% due to interest amortized on lower principal balances.

Financial Condition.

Total Assets. Total assets at September 30, 2023 and September 30, 2022 were $588 and $177 respectively. Total assets consist of cash of $588 and $177, respectively. Total assets increased by approximately 232%.

Total Liabilities. Total liabilities at September 30, 2023 and September 30, 2022 were $412,477 and $412,648, respectively. Total liabilities consist of accounts payable of $44,500 and $44,687, respectively; accrued interest of $330 and $574, respectively; accrued expenses of $241,297 and $243,654, respectively; and note payable of $126,350 and $123,733, respectively. Total liabilities decreased by approximately 0.04%. Accrued interest decreased by approximately 43% due to lower principal balances.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $399,918 for the year ended September 30, 2023 and $61,698 for the year ended September 30, 2022. The Company has accumulated losses totaling $10,177,748 at September 30, 2023. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due. At September 30, 2023 we had a working capital deficit of $325,600. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the years ended September 30, 2023, and 2022 were $51,706 and $27,775, respectively. Net cash used in operating activities includes our net loss, stock-based compensation, accounts payable and accrued expenses and accrued interest.

Net cash provided by financing activities for the years ended September 30, 2023, and September 30, 2022, were $52,117 and $25,820, respectively. Net cash provided by financing activities includes payments made on notes payable of ($5,914) and ($4,730) respectively. Proceeds from a previously related party of $8,531 and 31,530, respectively. Issuance of common stock for acquisition of $44,500 and $0, respectively. Proceeds from stock sale of $5,000 and $0, respectively.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to implement our strategy. We do not have the necessary cash and revenue to satisfy our cash requirements for the next twelve months. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses. However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such a loan when made, if ever. Although we are not presently engaged in any capital-raising activities, we anticipate that we may engage in one or more private offering of our company’s securities. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See “Note 5 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2023.

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

As of September 30, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of September 30, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names and ages of our directors and executive officers as of September 30, 2023, are set forth below. Our Bylaws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
John Vivian (1)	79	President, Director
Robin Wright (2)	63	Chief Financial Officer, Director

(1) John Vivian was elected to the board of directors and appointed as President on February 3, 2023

John Vivian has been the CEO of MEDcann Industries since June 2021. He has served as a principle in a variety of Manufacturing and Service Companies over an extensive career in Business. From his rapid rise to Sergeant in the Army Engineers during the Vietnam War, through many jobs and projects; he has acquired an eclectic inventory of knowledge and experience that allows him to rapidly address an overview of a project and then supply leadership and constructive input to those projects. He has been a consultant to many firms in vary diverse areas, Package Machinery Manufacturing, Military, Medical and Aero Space Packaging, Material Handling and Storage, Historically Accurate Structure Design, and other areas for both Retail and Themed Entertainment. In many cases supplying overall Project Management support. Mr. Vivian has been involved in the construction of three 3&3/4-inch scale locomotives, Manufacture of Plastic, injection molded, and Laser Cut, scale Model Railroad Products. and consulting in the theatrical lighting and fiber optic areas. We believe that Mr. Vivian’s vast experience and expertise qualifies him to be a valuable asset to our Board of Directors.

MR. VIVIAN’S PROFESSIONAL EXPERIENCE IS AS FOLLOWS:

06/2021 to current	CEO, President, Director MedCann Industries, Inc.–Chatsworth, CA

	•	Evaluate company documentation to verify alignment with regulatory requirements.
	•	Prepared and submitted documentation and applications to various Government and private organizations to maintain access to Stock Market platforms.

2019 to current	CEO, President MCI (Medical Cannabis Industries) –Chatsworth, CA

	•	Managed daily operations.
	•	Evaluate company documentation to verify alignment with regulatory requirements.

1986 to current	Owner, Proprietor, Manager Model Railroad General Store. —Chatsworth, CA

	•	Retail, Wholesale, Distributor of in house manufactured Hobby Products

We believe that Mr. Vivian’s experience in the securities industry as well as the managerial skills he developed during such tenure provide ample qualification for Mr. Vivian to serve as an officer and director for our Company.

(2) On February 3, 2023 Robin Wright was appointed as the Chief Financial Officer and member of the Board of Directors.

Robin Wright has been a Staff Accountant with the Sherman Oaks CPA firm for over 40 years.  Ms. Wright specializes in business accounting and works closely with her clients to provide exemplary service. We believe that Ms. Wright’s vast experience and expertise qualifies her to be a valuable asset to our Board of Directors.

MS. WRIGHT’S PROFESSIONAL EXPERIENCE IS AS FOLLOWS:

1983 to Present Sherman Oaks CPA Staff accountant

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

The Board of Directors acts as the Audit Committee, and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

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

Compensation Committee Interlocks and Insider Participation.

As of September 30, 2023, our Board of Directors consisted solely of John Vivian. At present, the Board of Directors has not established any committees.

Director Compensation.

There are currently no compensation arrangements in place for members of the board of directors.

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our President/Chairman who served at the end of the period September 30, 2023, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.” Currently, we have no employment agreements with any of our Directors or Officers. All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Summary Compensation Table – Officers

(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)		(j)
							Non-equity incentive	Change in Pension Value and Nonqualified deferred
				Stock		Option	plan	compensation	All other
Name and principal position	Year	Salary	Bonus	Awards		Awards	compensation	earnings	Compensation		Total
		($)	($)	($)		($)	($)	($)	($)		($)
John Vivian, President, Director	2023	-0-	-0-	-0-		-0-	-0-	-0-	-0-		-0-
Robin Wright Director, CFO	2023	-0-	-0-	-0-		-0-	-0-	-0-	-0-		-0-
Brian Kistler, Former President & Former Director	2019	-0-	-0-	120,000	[1]	-0-	-0-	-0-	-0-		120,000
	2020	-0-	-0-	120,000	[1]	-0-	-0-	-0-	-0-		120,000
	2021	-0-	-0-	-0-		-0-	-0-	-0-	120,000	[2]	120,000
	2022	-0-	-0-	-0-		-0-	-0-	-0-	-0-		-0-

There is no employment contract with Mr. John Vivian at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

On February 3, 2023 Brian Kistler resigned all positions as Officer and Director according to the terms of the Binding Definitive Agreement with MEDcann Industries.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
Value and
	Fees				Nonqualified
	earned or			Non-equity	deferred
	paid in	Stock	Option	incentive plan	compensation	All other
Name	cash	Awards	Award(s)	compensation	earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
John Vivian, President, Director 2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Robin Wright CFO, Director 2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) There is no employment contract with Mr. Vivan or Ms. Wright currently. Nor are there any agreements for compensation in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of September 30, 2023, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
MEDCANN Industries Inc. 21605 Independence ave Chatsworth, CA 91311	40,000,000 common	72.0%
Jospeh N.P. Mellone 21604 Los Alimos St Chatsworth CA, 91311	4,000,000 common	7.23%
RAV Benefit Family Trust 10524 Independence Ave Chatsworth CA, 91311	5,200,000 common	9.40%

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

Our Company retained the services of BF Borgers CPA PC, to conduct the September 30, 2023 audit of Financial Statements.  The Audit of Financial Statements are the only services provided by BF Borgers CPA PC.

Item 14. Principal Accounting Fees and Services.

	2023	2022
Audit fees	11,000	16,200
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors. The Board of Directors, performing normal functions of the audit committee, approved 100% of the fees for the September 30, 2023, audit services performed by BF Borgers CPA PC.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

Exhibit Number and Description	Location Reference

(a)	Financial Statements	Filed herewith

(b)	Exhibits required by Item 601, Regulation SB;

(3.0)	Articles of Incorporation

(3.1)	Certificate of Incorporation	See Exhibit Key

(3.2)	By-Laws	See Exhibit Key

(31.1)	Certificate of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32.1)	Certificate of Principal Executive Officer, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
(31.2)	Certificate of Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32.2)	Certificate of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(101.INS)	XBRL Instance Document	Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document	Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document	Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document	Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document	Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document	Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 29, 2015.

3.2	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 29, 2015.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM HOLDINGS, INC.

NAME	TITLE	DATE

/s/ John Vivian	President, Director (Principal Executive Officer)	January 23, 2024
John Vivian

/s/ Robin Wright	(Principal Financial Officer)	January 23, 2024
Robin Wright

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act. None.

Freedom Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Freedom Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Freedom Holdings, Inc. as of September 30, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

January 23, 2024

FREEDOM HOLDINGS, INC.

BALANCE SHEETS

(Audited)

	September 30, 2023	September 30, 2022
ASSETS
Current Assets:
Cash	$588	$177
Total Current Assets	588	177
TOTAL ASSETS	$588	$177

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$44,500	$44,687
Accrued interest	330	574
Accrued expenses	241,297	243,654
Total Current Liabilities	286,127	288,915

Non-Current Liabilities
Notes payable	126,350	123,733
Total Non-Current Liabilities	126,350	123,733
TOTAL LIABILITIES	412,477	412,648

Stockholders’ Deficit
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	—	—
Common stock, $0.0001 par value, 10,000,000,000 shares authorized, 55,308,825 and 9,308,825 shares issued and outstanding respectively.	5,531	931
Additional paid-in capital	9,765,828	9,364,428
Subscription receivable	(5,500)
Accumulated deficit	(10,177,748)	(9,777,830)
Total Stockholders’ Deficit	(411,889)	(412,471)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$588	$177

The accompanying notes are an integral part of these financial statements.

FREEDOM HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(Audited)

	For the Years Ended September 30,
	2023	2022

Revenues	$—	$—

Operating Expenses
Stock based compensation	351,000	—
Professional fees	40,380	71,510
Selling, general and administrative expenses	4,076	4,568
Total operating expenses	395,456	76,078

Net loss from operations	(395,456)	(76,078)

Other income (expenses)
Gain on extinguishment of debt	7,382	27,000
Interest expense	(11,844)	(12,620)
Income taxes	—	—

Net loss	$(399,918)	$(61,698)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	37,199,236	160,376,744

The accompanying notes are an integral part of these financial statements.

FREEDOM HOLDINGS, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2023, AND 2022

(Audited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Subscription	Retained
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Deficit	Total

Balance, September 30, 2021	710,496	$71	1,079,116	$108	$9,366,161	$—	$(9,716,132)	$(349,792)
Conversion of Preferred shares into Common	(710,496)	(71)	15,920,946	1,592	(1,522)			(1)
Cancellation of Common Shares			(7,691,237)	(769)	(211)			(980)
Net loss							(61,698)	(61,698)
Balance, September 30, 2022	—	$—	9,308,825	$931	$9,364,428	$—	$(9,777,830)	$(412,471)
Issued stock for acquisition			40,000,000	4,000	46,000	(5,500)		44,500
Issued stock for services			2,000,000	200	350,800			351,000
Sold common stock			4,000,000	400	4,600			5,000
Net loss							(399,918)	(399,918)
Balance, September 30, 2023	—	$—	55,308,825	$5,531	$9,765,828	$(5,500)	$(10,177,748)	(411,889)

The accompanying notes are an integral part of these financial statements.

FREEDOM HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(Audited)

	For the Years Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(399,918)	$(61,698)
Adjustment to reconcile net loss to net cash provided in operations:
Stock issued for services	351,000	—
Change in assets and liabilities
Accounts payable and accruals	(2,544)	34,273
Accrued interest	(244)	(350)
Net Cash (used in) provided by operations	(51,706)	(27,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for acquisition	44,500	—
Proceeds (repayment) of notes payable	2,617	26,800
Cancellation of Common Stock	—	(980)
Proceeds from stock sale	5,000	—
Net cash provided by financing activities	52,117	25,820

Net change in cash and cash equivalents	411	(1,955)

Cash and cash equivalents, Beginning of period	177	2,132
Cash and cash equivalents, End of period	$588	$177

Supplemental cash flow information
Cash paid for interest	$11,843	$12,620
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

FREEDOM HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents for the years ended September 30, 2023, and 2022 were $588 and $177, respectively.

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

SEPTEMBER 30, 2023 AND 2022

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

Share-based expense was $351,000 for the year ended September 30, 2023 and $0 for the year ended September 30, 2022.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of September 30, 2023.

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

FREEDOM HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

As of September 30, 2023, the Company had unused net operating loss carry forwards of $254,000 available to reduce federal taxable income. The Company’s ability to offset future taxable income, if any, with tax net operating loss carryforwards may be limited due to the non-filing of tax returns. Under the CARES act, net operating losses arising after 2017 are able to be carried forward indefinitely. Furthermore, changes in ownership may result in limitations under Internal Revenue Code Section 382.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Revenue recognition

Effective October 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, which is effective for public business entities with annual reporting periods beginning after December 15, 2017. This new revenue recognition standard (new guidance) has a five step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company’s initial application of ASC 606 did not have a material impact on its financial statements and disclosures and there was no cumulative effect of the adoption of ASC 606.

The Company had no revenues for the years ended September 30, 2023, and 2022 respectively.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has no revenue, and an accumulated deficit of $10,177,748 at September 30, 2023 and had a net loss of $399,918 for the year ended September 30, 2023. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

FREEDOM HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

During the year ended September 30, 2023, a previously related party, Mr. Brian Kistler loaned the company $8,531 for operations.  The balance of note payable to, related party at September 30, 2023 and 2022 was $40,061 and $31,530, respectively.

The following sets forth the principal and interest loan balance for the years ended September 30:

	2023	2022
Note payable – Bruce Miller	86,289	92,203
Note payable – New Opportunity Business Solutions (Brian Kistler)	40,061	31,530
Accrued interest	330	574
Total note payable and accrued interest	126,680	124,307

NOTE 5 – ACCRUED EXPENSES

The balance of accrued expenses at September 30, 2023, and 2022 was $241,297 and $243,654, respectively.

NOTE 6 – EQUITY

Preferred Stock

The number of preferred shares outstanding on September 30, 2023, and September 30, 2022, was 0 and 0, respectively.

Common Stock

On February 3, 2023, the Company entered into a definitive agreement with MEDcann Industries in which MEDcann agreed to purchase 40 million common shares at $0.00125 for a total of $50,000 as disclosed in Form 8k filed with the SEC on 2-10-2023. To date MEDcann has paid $30,000 towards the total purchase price.

On June 14, 2023, the Company entered into a definitive agreement with Gibraltar Securities in which Gibraltar was issued 2,000,000 at FMV of $0.1755 for a total of $351,000 as payment in full for services rendered.

On June 21, 2023, the Company sold 4,000,000 shares of common at $0.00125 per share or a total of $5,000.

Total common shares outstanding on September 30, 2023, and September 30, 2022, were 55,308,825 and 9,308,825, respectively.

NOTE 7 – INCOME TAXES

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

FREEDOM HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

The provision for Federal income tax consists of the following at September 30:

	2023	2022
Federal income tax benefit attributable to:
Current Operations	$84,000	$13,000
Less: valuation allowance	(84,000)	(13,000)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows at September 30:

	2023	2022
Deferred tax asset attributable to:
Net operating loss carryover	$254,000	$170,000
Less: valuation allowance	(254,000)	(170,000)
Net deferred tax asset	$—	$—

At September 30, 2023, the Company had net operating loss carry forwards of approximately $254,000 that maybe offset against future taxable income. No tax benefit has been reported in the September 30, 2023, or 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement was available to be issued and has determined that there are no material subsequent events that require disclosure in these financial statements other than,

