Form 10-Q
period 2023-12-31
Freedom Holdings, Inc.
filed 2024-02-20
CIK 1386044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: December 31, 2023

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

818-357-3155

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of February 15, 2024, was 55,308,825.

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

2

FREEDOM HOLDINGS, INC.

A/K/A

 FREEDOM ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

Fiscal Period Ended December 31, 2023

3

Item 1. Financial Statements.

FREEDOM HOLDINGS, INC.

a/k/a

FREEDOM ACQUISITION CORP

Tbale of Contents

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2023	2023
ASSETS	(unaudited)
Current Assets:
Cash	$93	$588
Total Current Assets	93	588

TOTAL ASSETS	$93	$588

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$45,662	$44,500
Accrued interest	3,224	330
Accrued expenses	240,000	241,297
Total Current Liabilities	288,886	286,127

Non-Current Liabilities
Notes payable	126,350	126,350
TOTAL LIABILITIES	415,236	412,477

Stockholders’ Deficit
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 55,308,825 and 55,308,825 shares issued and outstanding respectively.	5,531	5,531
Additional paid-in capital	9,765,828	9,765,828
Subscription receivable	(5,500)	(5,500)
Accumulated deficit	(10,181,002)	(10,177,748)
Total Stockholders’ Deficit	(415,143)	(411,889)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$93	$588

The accompanying notes are an integral part of these condensed financial statements.

Tbale of Contents

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,
	2023	2022

Revenues	$-	$-

Operating Expenses
Professional fees	295	278
Selling, general and administrative expenses	65	1,857
Total operating expenses	360	2,135

Net loss from operations	(360)	(2,135)

Other income (expenses)
Interest expense	(2,894)	(3,064)
Income taxes	-	-

Net loss	$(3,254)	$(5,199)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	55,308,825	9,308,825

The accompanying notes are an integral part of these consolidated condensed financial statements.

Tbale of Contents

FREEDOM HOLDINGS, INC.

a/k/a

FREEDOM ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023

(Unaudited)

			Additional
	Common Stock		Paid-in	Subscription	Retained
	Shares	Par Value	Capital	Receivable	Deficit	Total
2022
Balance, September 30, 2022	9,308,825	$931	$9,364,428	$-	$(9,777,830)	$(412,471)
Net loss for the three months ended (unaudited)					(5,199)	(5,199)
Balance, December 31, 2022	9,308,825	$931	$9,364,428	$-	$(9,783,029)	$(417,670)
2023
Balance, September 30, 2023	55,308,825	$5,531	$9,765,828	$(5,500)	$(10,177,748)	$(411,889)
Net loss for the three months ended (unaudited)					(3,254)	(3,254)
Balance, December 31, 2023	55,308,825	$5,531	$9,765,828	$(5,500)	$(10,181,002)	$(415,143)

The accompanying notes are an integral part of these condensed financial statements.

Tbale of Contents

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three months Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(3,254)	$(5,199)
Adjustment to reconcile net loss to net cash provided in operations:
Change in assets and liabilities
Accounts payable and accruals	(135)	(1,196)
Accrued interest	2,894	24
Net Cash (used in) provided by operations	(495)	(6,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) of notes payable	-	6,339
Net cash provided by financing activities	-	6,339

Net change in cash and cash equivalents	(495)	(32)

Cash and cash equivalents, Beginning of period	588	177
Cash and cash equivalents, End of period	$93	$145

Supplemental cash flow information
Cash paid for interest	$-	$3,064
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Tbale of Contents

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Freedom Holdings, Inc. (the “Company”) is a for profit corporation established under the corporation laws in the State of Maryland, United States of America on June 15, 2005 however in January 2022 the Company redomiciled into the State of Florida.

Since its inception the Company has devoted substantially all its efforts to establishing a new business. The Company has generated expenses and limited revenue from the efforts.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

The Company has adopted September 30, fiscal year end.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the three months ended December 31, 2023, and September 30, 2023. Cash was $93 at December 31, 2023 and $588 at September 30, 2023.

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

Tbale of Contents

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Tbale of Contents

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Share-based expense was $0 and $0 for the three months ended December 31, 2023 and 2022, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and September 30, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2023 and September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

The Company did not have any revenues for the three months ended December 31, 2023 and 2022.

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

Tbale of Contents

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(Unaudited)

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has limited revenue, and an accumulated deficit of $10,181,002 at December 31, 2023 and had a net loss of $3,254 for the three months ended December 31, 2023. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the year ended September 30, 2023, a previously related party, Mr. Brian Kistler (New Opportunity Business Solutions) loaned the company $8,531 for operations.

The following sets forth the principal and interest loan balance for the periods ended:

	December 31,	September 30,
	2023	2023
Note payable – Bruce Miller	$86,289	$86,289
Note payable – New Opportunity Business Solutions	40,061	40,061
Accrued interest	3,224	330
Total note payable and accrued interest	$129,574	$126,680

NOTE 5 – ACCRUED EXPENSES

Accrued expenses were $240,000 and $241,297 on December 31, 2023, and September 30, 2023, respectively.

Tbale of Contents

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(Unaudited)

NOTE 6 – EQUITY

Preferred Stock

The number of preferred shares outstanding on December 31, 2023, and September 30, 2023, was 0 and 0, respectively.

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

Total common shares outstanding on December 31, 2023, and September 30, 2023, were 55,308,825 and 55,308,825, respectively.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement was available to be issued and has determined that there are no material subsequent events that require disclosure in these financial statements other than those listed below.

Tbale of Contents

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

Results of Operations and Critical Accounting Policies and Estimates.

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States. The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements. The Company’s accounting policies are more fully described in Note 2 to the Notes of Financial Statements.

Results of Operations for the three months ended December 31, 2023 and 2022

The Company did not generate andy revenue for the three months ended December 31, 2023 and 2022.

Expenses.

Total Operating Expenses.  Total operating expenses for the three months ended December 31, 2023 and December 31, 2022 were $360 and $2,135, respectively.  Total operating expenses consisted of professional fees of $295 and $278, respectively and selling, general and administrative expenses of $65 and $1,857, respectively.  Professional fees increased by approximately 6.1% due to fees associated with being full reporting company.  Selling, general and administrative expenses decreased by approximately 96.5% due to operations.

Other Income (Expense): Total other income (expense) for the three months ended December 31, 2023 and 2022 was ($2,894) and ($3,064), respectively.  Other income (expense) consisted of interest expense of ($2,894) and ($3,064), respectively.  Interest expense increased by approximately 5.5%.

Financial Condition.

Total Assets.  Total assets at December 31, 2023 and September 30, 2023 were $93 and $588, respectively.  Total assets consist of cash.

Total Liabilities.  Total liabilities at December 31, 2023 and September 30, 2023 were $415,236 and $412,477, respectively.  Total liabilities consist of accounts payable of $45,662 and $44,500, respectively; accrued interest of $3,224 and $330, respectively; accrued expenses of $240,000 and $241,297, respectively; and note payable of $126,350 and $126,350, respectively.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $3,254 for the three months ended December 31, 2023 and $5,199 for the three months ended December 31, 2022.  The Company has accumulated losses totaling $10,181,002 at December 31, 2023.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our CEO.  At December 31, 2023 we had a working capital deficit of $288,793.  Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the three months ended December 31, 2023 and 2022 were ($495) and ($6,371), respectively.  Net cash used in operating activities includes our net loss, accounts payable and accrued expenses and accrued interest.

Net cash provided by financing activities for the three months ended December 31, 2023 and December 31, 2022 were $0 and $6,339, respectively.  Net cash provided by financing activities includes proceeds (payments) made on notes payable of $0 and $6,339 respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2023.

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

Changes in Internal Controls

During the three months ended December 31, 2023, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

FREEDOM HOLDINGS, INC.

NAME	TITLE	DATE

/s/ John Vivian	President, Director (Principal Executive Officer)	February 20, 2024
John Vivian

/s/ Robin Wright	(Principal Financial Officer)	February 20, 2024
Robin Wright

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act. None.

