Form 10-Q
period 2024-03-31
Freedom Holdings, Inc.
filed 2024-05-15
CIK 1386044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________ to __________.

Commission file number: 000-54853

FREEDOM HOLDINGS, INC. a/k/a FREEDOM ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Florida	56-2560951
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10524 Independence Ave. Chatsworth, CA	91311
(Address of Principal Executive Offices)	Zip Code

818-357-3155
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of May 15, 2024, was 55,308,825.

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

2

FREEDOM HOLDINGS, INC.

A/K/A

 FREEDOM ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

Fiscal Period Ended March 31, 2024

3

Item 1. Financial Statements.

FREEDOM HOLDINGS, INC. a/k/a FREEDOM ACQUISITION CORP Index to the Condensed Unaudited Financial Statements

FREEDOM HOLDINGS, INC.

a/k/a

FREEDOM ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2024	2023
ASSETS	(unaudited)	(Audited)
Current Assets:
Cash	$21	$588
Total Current Assets	21	588

TOTAL ASSETS	$21	$588

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$47,662	$44,500
Accrued interest	6,087	330
Accrued expenses	240,000	241,297
Due to related party	11,000	-
Total Current Liabilities	304,749	286,127

Non-Current Liabilities
Notes payable	126,350	126,350
TOTAL LIABILITIES	431,099	412,477

Stockholders’ Deficit
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 56,308,825 and 55,308,825 shares issued and outstanding respectively.	5,631	5,531
Additional paid-in capital	9,767,228	9,765,828
Subscription receivable	(5,500)	(5,500)
Accumulated deficit	(10,198,437)	(10,177,748)
Total Stockholders’ Deficit	(431,078)	(411,889)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21	$588

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	14,500	27,770	14,795	28,048
Selling, general and administrative expenses	72	778	137	2,635
Total operating expenses	14,572	28,548	14,932	30,683

Net loss from operations	(14,572)	(28,548)	(14,932)	(30,683)

Other income (expenses)
Interest expense	(2,863)	(2,946)	(5,757)	(6,010)
Income taxes	-	-	-	-

Net loss	$(17,435)	$(31,494)	$(20,689)	(36,693)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	55,979,155	34,197,714	55,642,158	21,616,517

The accompanying notes are an integral part of these consolidated condensed financial statements.

FREEDOM HOLDINGS, INC.

a/k/a FREEDOM ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED MARCH 31, 2024

(Unaudited)

			Additional
	Common Stock		Paid-in	Subscription	Retained
	Shares	Par Value	Capital	Receivable	Deficit	Total
2022
Balance, September 30, 2022	9,308,825	$931	$9,364,428	$-	$(9,777,830)	$(412,471)
Net loss for the three months ended (unaudited)					(5,199)	(5,199)
Balance, December 31, 2022	9,308,825	$931	$9,364,428	$-	$(9,783,029)	$(417,670)
Issued stock for acquisition of MEDCann	40,000,000	4,000	46,000	(20,000)	-	30,000
Net loss for the three months ended (unaudited)					(31,494)	(31,494)
Balance, March 31, 2023	49,308,825	$4,931	$9,410,428	$(20,000)	$(9,814,523)	$(419,164)
2023
Balance, September 30, 2023	55,308,825	$5,531	$9,765,828	$(5,500)	$(10,177,748)	$(411,889)
Net loss for the three months ended (unaudited)					(3,254)	(3,254)
Balance, December 31, 2023	55,308,825	$5,531	$9,765,828	$(5,500)	$(10,181,002)	$(415,143)
Sold common stock	1,000,000	100	1,400	-	-	1,500
Net loss for the three months ended (unaudited)					(17,435)	(17,435)
Balance, March 31, 2024	56,308,825	$5,631	$9,767,228	$(5,500)	$(10,198,437)	$(431,078)

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM HOLDINGS, INC. a/k/a FREEDOM ACQUISITION CORP STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(20,689)	$(36,693)
Adjustment to reconcile net loss to net cash provided in operations:
Change in assets and liabilities
Accounts payable and accruals	1,865	12,569
Accrued interest	5,757	366
Net Cash (used in) provided by operations	(13,067)	(23,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) of notes payable	-	(3,358)
Proceeds related party	11,000	4,325
Issuance of common stock for acquisitions	-	30,000
Proceeds from stock sales	1,500	-
Net cash provided by financing activities	12,500	30,967

Net change in cash and cash equivalents	(567)	7,209

Cash and cash equivalents, Beginning of period	588	177
Cash and cash equivalents, End of period	$21	$7,386

Supplemental cash flow information
Cash paid for interest	$-	$6,010
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the three months ended March 31, 2024, and September 30, 2023. Cash was $21 at March 31, 2024 and $588 at September 30, 2023.

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

MARCH 31, 2024

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

MARCH 31, 2024

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

Share-based expense was $0 and $0 for the six months ended March 31, 2024 and 2023, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and September 30, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2024 and September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

The Company did not have any revenues for the six months ended March 31, 2024 and 2023.

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

MARCH 31, 2024

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has limited revenue, and an accumulated deficit of $10,198,437 at March 31, 2024 and had a net loss of $20,689 for the six months ended March 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following sets forth the principal and interest loan balance for the periods ended:

	March 31,	September 30,
	2024	2023
Note payable – Bruce Miller	$86,289	$86,289
Note payable – New Opportunity Business Solutions	40,061	40,061
Accrued interest	6,087	330
Total note payable and accrued interest	$132,437	$126,680

NOTE 5 – ACCRUED EXPENSES

Accrued expenses were $240,000 and $241,297 on March 31, 2024, and September 30, 2023, respectively.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 6 – EQUITY

Preferred Stock

The number of preferred shares outstanding on March 31, 2024, and September 30, 2023, was 0 and 0, respectively.

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

On January 30, 2024, the Company sold 1,000,000 shares of common at $0.0015 per share or a total of $1,500.

Total common shares outstanding on March 31, 2024, and September 30, 2023, were 56,308,825 and 55,308,825, respectively.

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

Results of Operations for the three months ended March 31, 2024 and 2023

 The Company did not generate andy revenue for the three months ended March 31, 2024 and 2023.

Expenses.

Total Operating Expenses.  Total operating expenses for the three months ended March 31, 2024 and March 31, 2023 were $14,572 and $28,548, respectively.  Total operating expenses consisted of professional fees of $14,500 and $27,770, respectively and selling, general and administrative expenses of $72 and $778, respectively.  Professional fees decreased by approximately 48% due to lower fees associated with being full reporting company.  Selling, general and administrative expenses decreased by approximately 91% due to operations.

Other Income (Expense): Total other income (expense) for the three months ended March 31, 2024 and 2023 was ($2,863) and ($2,946), respectively.  Other income (expense) consisted of interest expense.  Interest expense increased by approximately 2.8%.

Results of Operations for the six months ended March 31, 2024 and 2023

 The Company did not generate any revenue for the six months ended March 31, 2024 and 2023.

Expenses.

Total Operating Expenses.  Total operating expenses for the six months ended March 31, 2024 and March 31, 2023 were $14,932 and $30,683, respectively.  Total operating expenses consisted of professional fees of $14,795 and $28,048, respectively and selling, general and administrative expenses of $137 and $2,635, respectively.  Professional fees decreased by approximately 47% due to lower fees associated with being full reporting company.  Selling, general and administrative expenses decreased by approximately 95% due to operations.

Other Income (Expense): Total other income (expense) for the six months ended March 31, 2024 and 2023 was ($5,757) and ($6,010), respectively.  Other income (expense) consisted of interest expense.  Interest expense increased by approximately 4.2%.

Financial Condition.

Total Assets.  Total assets at March 31, 2024 and September 30, 2023 were $21 and $588, respectively.  Total assets consist of cash.

Total Liabilities.  Total liabilities at March 31, 2024 and September 30, 2023 were $431,099 and $412,477, respectively.  Total liabilities consist of accounts payable of $47,662 and $44,500, respectively; accrued interest of $6,087 and $330, respectively; accrued expenses of $240,000 and $241,297, respectively; due to related party of $11,000 and $0, respectively and note payable of $126,350 and $126,350, respectively.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $20,689 for the six months ended March 31, 2024 and $30,683 for the six months ended March 31, 2023.  The Company has accumulated losses totaling $10,198,437 at March 31, 2024.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our CEO.  At March 31, 2024 we had a working capital deficit of $304,728.  Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the six months ended March 31, 2024 and 2023 were ($13,067) and ($23,758), respectively.  Net cash used in operating activities includes our net loss, accounts payable and accrued expenses and accrued interest.

Net cash provided by financing activities for the six months ended March 31, 2024 and March 31, 2023 were $12,500 and $30,967, respectively.  Net cash provided by financing activities includes proceeds (payments) made on notes payable of $0 and ($3,358), respectively; proceeds from related parties of $11,000 and $4,325, respectively; issuance of common stock for acquisition of $0 and $30,000, respectively and proceeds from stock sales of $1,500 and $0, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2024.

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

Changes in Internal Controls

During the six months ended March 31, 2024, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On January 30, 2024, the Company sold 1,000,000 shares of common at $0.0015 per share or a total of $1,500.

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

FREEDOM HOLDINGS, INC.

NAME	TITLE	DATE

/s/ John Vivian	President, Director (Principal Executive Officer)	May 15, 2024
John Vivian

/s/ Robin Wright	(Principal Financial Officer)	May 15, 2024
Robin Wright

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act. None.

