Form 10-Q
period 2024-06-30
Freedom Holdings, Inc.
filed 2024-08-19
CIK 1386044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of August 6, 2024, was 58,408,825.

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

2

FREEDOM HOLDINGS, INC.

A/K/A

 FREEDOM ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

Fiscal Period Ended June 30, 2024

3

Item 1. Financial Statements.

FREEDOM HOLDINGS, INC. a/k/a FREEDOM ACQUISITION CORP CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2024	2023
ASSETS	(unaudited)	(Audited)
Current Assets:
Cash	$2,184	$588
Total Current Assets	2,184	588

TOTAL ASSETS	$2,184	$588

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$22,897	$44,500
Accrued interest	8,950	330
Accrued expenses	240,000	241,297
Due to related party	1,000	-
Total Current Liabilities	272,847	286,127

Non-Current Liabilities
Notes payable	122,363	126,350
TOTAL LIABILITIES	395,210	412,477

Stockholders’ Deficit
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 58,408,825 and 55,308,825 shares issued and outstanding respectively.	5,841	5,531
Additional paid-in capital	10,029,518	9,765,828
Subscription receivable	4,500	(5,500)
Accumulated deficit	(10,432,885)	(10,177,748)
Total Stockholders’ Deficit	(393,026)	(411,889)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,184	$588

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$-	$-	$-	$-

Operating Expenses
Stock issued for services	254,000	351,000	254,000	351,000
Professional fees	11,569	1,599	26,364	29,647
Selling, general and administrative expenses	16	921	153	3,556
Total operating expenses	265,585	353,520	280,517	384,203

Net loss from operations	(265,585)	(353,520)	(280,517)	(384,203)

Other income (expenses)
Gain on the extinguishment of payables	34,000	-	34,000	-
Interest expense	(2,863)	(2,932)	(8,620)	(8,942)
Income taxes	-	-	-	-

Net loss	$(234,448)	$(356,452)	$(255,137)	(393,145)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	58,191,243	50,056,078	56,488,752	31,096,371

The accompanying notes are an integral part of these consolidated condensed financial statements.

FREEDOM HOLDINGS, INC.

a/k/a FREEDOM ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JUNE 30, 2024

(Unaudited)

			Additional
	Common Stock		Paid-in	Subscription	Retained
	Shares	Par Value	Capital	Receivable	Deficit	Total
2022
Balance, September 30, 2022	9,308,825	$931	$9,364,428	$-	$(9,777,830)	$(412,471)
Net loss for the three months ended (unaudited)	-	-	-	-	(5,199)	(5,199)
Balance, December 31, 2022	9,308,825	$931	$9,364,428	$-	$(9,783,029)	$(417,670)
Issued stock for acquisition of MEDCann	40,000,000	4,000	46,000	(20,000)	-	30,000
Net loss for the three months ended (unaudited)	-	-	-	-	(31,494)	(31,494)
Balance, March 31, 2023	49,308,825	$4,931	$9,410,428	$(20,000)	$(9,814,523)	$(419,164)
Issued stock for acquisition of MEDCann	-	-	-	5,000	-	5,000
Issued common stock for services	2,000,000	200	350,800	-	-	351,000
Sold common stock	4,000,000	400	4,600	-	-	5,000
Net loss for the three months ended (unaudited)	-	-	-	-	(356,452)	(356,452)
Balance, June 30, 2023	55,308,825	$5,531	$9,765,828	$(15,000)	$(10,170,975)	$(414,616)
2023
Balance, September 30, 2023	55,308,825	$5,531	$9,765,828	$(5,500)	$(10,177,748)	$(411,889)
Net loss for the three months ended (unaudited)	-	-	-	-	(3,254)	(3,254)
Balance, December 31, 2023	55,308,825	$5,531	$9,765,828	$(5,500)	$(10,181,002)	$(415,143)
Sold common stock	1,000,000	100	4,900	-	-	5,000
Net loss for the three months ended (unaudited)	-	-	-	-	(17,435)	(17,435)
Balance, March 31, 2024	56,308,825	$5,631	$9,770,728	$(5,500)	$(10,198,437)	$(427,578)
Issued stock for acquisition of MEDCann	-	-	-	10,000	-	10,000
Issued common stock for services	2,000,000	200	253,800	-	-	254,000
Sold common stock	100,000	10	4,990	-	-	5,000
Net loss for the three months ended (unaudited)	-	-	-	-	(234,448)	(234,448)
Balance, June 30, 2024	58,408,825	$5,841	$10,029,518	$4,500	$(10,432,885)	$(393,026)

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM HOLDINGS, INC. a/k/a FREEDOM ACQUISITION CORP STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(255,137)	$(393,145)
Adjustment to reconcile net loss to net cash provided in operations:
Stock issued for services	254,000	351,000
Gain on extinguishment of payables	(34,000)	-
Change in assets and liabilities
Accounts payable and accruals	11,100	1,996
Accrued interest	8,620	(253)
Net Cash (used in) provided by operations	(15,417)	(40,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) of notes payable	(3,987)	(4,306)
Proceeds related party	1,000	4,825
Issuance of common stock for acquisitions	-	35,000
Proceeds from stock sales	20,000	5,000
Net cash provided by financing activities	17,013	40,519

Net change in cash and cash equivalents	1,596	117

Cash and cash equivalents, Beginning of period	588	177
Cash and cash equivalents, End of period	$2,184	$294

Supplemental cash flow information
Cash paid for interest	$-	$6,153
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the three months ended June 30, 2024, and September 30, 2023. Cash was $2,184 at June 30, 2024 and $588 at September 30, 2023.

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

JUNE 30, 2024

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

JUNE 30, 2024

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

Share-based expense was $254,000 and $351,000 for the nine months ended June 30, 2024 and 2023, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2024 and September 30, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2024 and September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

The Company did not have any revenues for the nine months ended June 30, 2024 and 2023.

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

JUNE 30, 2024

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has limited revenue, and an accumulated deficit of $10,432,885 at June 30, 2024 and had a net loss of $255,137 for the nine months ended June 30, 2024. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following sets forth the principal and interest loan balance for the periods ended:

	June 30,	September 30,
	2024	2023
Note payable – Bruce Miller	$86,289	$86,289
Note payable – New Opportunity Business Solutions	36,074	40,061
Accrued interest	8,950	330
Total note payable and accrued interest	$131,313	$126,680

NOTE 5 – ACCRUED EXPENSES

Accrued expenses were $240,000 and $241,297 on June 30, 2024, and September 30, 2023, respectively.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE 6 – EQUITY

Preferred Stock

The number of preferred shares outstanding on June 30, 2024, and September 30, 2023, was 0 and 0, respectively.

Common Stock

On February 3, 2023, the Company entered into a definitive agreement with MEDcann Industries in which MEDcann agreed to purchase 40 million common shares at $0.00125 for a total of $50,000 as disclosed in Form 8k filed with the SEC on 2-10-2023. To date MEDcann has paid $45,500 towards the total purchase price.

On June 14, 2023, the Company entered into a definitive agreement with Gibraltar Securities in which Gibraltar was issued 2,000,000 at FMV of $0.1755 for a total of $351,000 as payment in full for services rendered.

On June 21, 2023, the Company sold 4,000,000 shares of common at $0.00125 per share or a total of $5,000.

On January 30, 2024, the Company sold 1,000,000 shares of common at $0.005 per share or a total of $5,000.

On April 8, 2024, the Company entered into a consulting agreement with Mr. Michael Maezna in which Mr. Maezna was issued 2,000,000 shares of common stock at a FMV of $0.127 per share for a total of $254,000 as payment in full for services rendered.

On May 8, 2024, the Company sold 100,000 shares of common stock at $0.05 per share or a total of $5,000.

Total common shares outstanding on June 30, 2024, and September 30, 2023, were 58,408,825 and 55,308,825, respectively.

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

Results of Operations for the three months ended June 30, 2024 and 2023

The Company did not generate andy revenue for the three months ended June 30, 2024 and 2023.

Expenses.

Total Operating Expenses. Total operating expenses for the three months ended June 30, 2024 and June 30, 2023 were $265,585 and $353,520, respectively. Total operating expenses consisted of stock issued for services of $254,000 and $351,000, respectively; professional fees of $11,569 and $1,599, respectively and selling, general and administrative expenses of $16 and $921, respectively. Stock issued for services decreased by approximately 28% due to fewer consulting agreements executed for services. Professional fees increased by approximately 624% due to an increase in fees associated with being full reporting company. Selling, general and administrative expenses decreased by approximately 98% due to operations.

Other Income (Expense): Total other income (expense) for the three months ended June 30, 2024 and 2023 was $31,137 and ($2,932), respectively. Other income (expense) consisted of gain on extinguishment of payables and interest expense. Gain on extinguishment of payables increased by 100% due to writing off certain payables. Interest expense increased by approximately 2.4%.

Results of Operations for the nine months ended June 30, 2024 and 2023

The Company did not generate any revenue for the nine months ended June 30, 2024 and 2023.

Expenses.

Total Operating Expenses. Total operating expenses for the nine months ended June 30, 2024 and June 30, 2023 were $280,517 and $384,203, respectively. Total operating expenses consisted of stock issued for services of $254,000 and $351,000, respectively; professional fees of $26,364 and $29,647, respectively and selling, general and administrative expenses of $153 and $3,556, respectively. Stock issued for services decrease by approximately 28% due to fewer consulting agreements executed for services. Professional fees decreased by approximately 11% due to cost associated with being full reporting company. Selling, general and administrative expenses decreased by approximately 96% due to operations.

Other Income (Expense): Total other income (expense) for the nine months ended June 30, 2024 and 2023 was $25,380 and ($8,942), respectively. Other income (expense) consisted of gain on extinguishment of payables and interest expense. Gain on extinguishment of payables increased by 100% due to writing off certain payables. Interest expense increased by approximately 3.6%.

Financial Condition.

Total Assets. Total assets at June 30, 2024 and September 30, 2023 were $2,184 and $588, respectively. Total assets consist of cash.

Total Liabilities. Total liabilities at June 30, 2024 and September 30, 2023 were $395,210 and $412,477, respectively. Total liabilities consist of accounts payable of $22,897 and $44,500, respectively; accrued interest of $8,950 and $330, respectively; accrued expenses of $240,000 and $241,297, respectively; due to related party of $1,000 and $0, respectively and note payable of $122,363 and $126,350, respectively.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $255,137 for the nine months ended June 30, 2024 and $393,145 for the nine months ended June 30, 2023. The Company has accumulated losses totaling $10,432,885 at June 30, 2024. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our CEO. At June 30, 2024 we had a working capital deficit of $270,663. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the nine months ended June 30, 2024 and 2023 were ($15,417) and ($40,402), respectively. Net cash used in operating activities includes our net loss, stock issued for services, gain on extinguishment of payables, accounts payable and accrued expenses and accrued interest.

Net cash provided by financing activities for the nine months ended June 30, 2024 and June 30, 2023 were $17,013 and $40,519, respectively. Net cash provided by financing activities includes proceeds (payments) made on notes payable of ($3,987) and ($4,306), respectively; proceeds from related parties of $1,000 and $4,825, respectively; issuance of common stock for acquisition of $0 and $35,000, respectively and proceeds from stock sales of $20,000 and $5,000, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2024.

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

Changes in Internal Controls

During the nine months ended June 30, 2024, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On January 30, 2024, the Company sold 1,000,000 shares of common at $0.005 per share or a total of $5,000.

On April 8, 2024, the Company entered into a consulting agreement with Mr. Michael Maezna in which Mr. Maezna was issued 2,000,000 shares of common stock at a FMV of $0.127 per share for a total of $254,000 as payment in full for services rendered.

On May 8, 2024, the Company sold 100,000 shares of common stock at $0,05 per share or a total of $5,000.

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

FREEDOM HOLDINGS, INC.

NAME	TITLE	DATE

/s/ John Vivian	President, Director (Principal Executive Officer)	August 19, 2024
John Vivian

/s/ Robin Wright	(Principal Financial Officer)	August 19, 2024
Robin Wright

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act. None.

