Form 10-K
period 2024-09-30
Freedom Holdings, Inc.
filed 2025-01-16
CIK 1386044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $13,274,118

The number of shares outstanding of the issuer’s Common Stock, $0.0001 par value, as of September 30, 2024, was 55,308,825 shares. There is 0 shares of the issuer’s Preferred Stock issued and outstanding as of such date.

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

Fiscal Year Ended September 30, 2024

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Freedom Holdings, Inc. (“FHLD”) for the fiscal year ended September 30, 2024 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

FREEDOM HOLDINGS, INC A/K/A Freedom Acquisition Corp. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Maryland on June 16, 2005. Since its inception, the Company has been engaged in the following sectors. The Company was formed to participate in the mortgage industry however was forced to cease mortgage operations during the 2008 housing crisis at which time the Company acquired small oil and gas leases in SE Kansas. In 2012 the company sold the leases and began an unsuccessful effort to develop technology to recycle asphalt shingles. In 2015 (based upon the efforts and experience of our CEO) began consulting other small private and public companies assisting in the process of going public and introduction of legal and auditing firm. On January 18, 2023 the Company entered into a Definitive Agreement with MedCann Industries, Inc. (“MedCann”) whereby (i) MedCann acquired a majority equity position in the Company in exchange for $50,000 consideration, and (ii) John Vivian was appointed as CEO of the Company. The Company and MedCann closed the Definitive Agreement on February 3, 2023.

In June 2024, it was decided to cease all operations and activities associated with the MedCann.

On September 17, 2024, the Company closed a reverse merger transaction with The Awareness Group LLC (TAG), founder of the TAG GRID and an emerging player in the alternative energy space, whereby TAG became a wholly owned and operating subsidiary of Freedom Holdings, Inc.

Under terms of the agreement, the following occurred:

•	TAG shareholders obtained control of 89.5% of FHLD through a restated Series A Preferred class of stock;
•	TAG CEO Pablo Diaz and the TAG management team took over as the executive team for FHLD;
•	TAG assumed control of the FHLD board and appointed its existing board members to the FHLD board.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Pablo Diaz, the Chief Executive Officer of the Registrant. As of this date, the Company has not entered into any definitive agreement with any party. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following factors:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products.

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole.

(c)	Strength and diversity of management, either in place or scheduled for recruitment.

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

The names and ages of our directors and executive officers as of September 30, 2024, are set forth below. Our Bylaws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
Pablo Diaz (1)	48	Chief Executive Officer and Chairman of the Board
Nadia Conn (2)	63	Chief Financial Officer and Board Secretary
Brooks Holcomb (3)	50	Independent Board Member
Marco Rubin (4)	63	Independent Board Member

(1) Pablo Diaz became CEO and Chairman of the Board on September 17, 2024, upon the closing of the reverse merger transaction with TAG.

Mr. Diaz has been a high-level executive at two successful publicly traded companies, where, since 2011, he has been party to over 14,000 alternative energy installations. He has in his career structured over $400 million dollars for alternative energy projects throughout the U.S. and Canada. A recognized industry expert, he has been featured in over 30 publications and media outlets, including the Washington Post, Houston Chronicle, and Yahoo Finance. In 2020, Mr. Diaz was awarded the Top Dynamic CEO by CEO Magazine.

(2) Nadia Conn was appointed as the Chief Financial Officer and Secretary of the Board of Directors on September 17, 2024, upon the closing of the reverse merger transaction with TAG.

Ms. Conn is a Chief Financial Officer and strategic business partner with 30+ years' experience leading the financial health, business strategy, accounting operations, and internal controls of companies through a 360-degree business perspective. Her expertise includes fiscal management, financial operations & performance, cash flow management, strategic vision, tactical planning, revenue growth & profitability, startup/emerging market growth, risk management, debt strategy, regulatory compliance, enterprise accounting system conversions, consolidated financial reporting, cost savings, people management.

(3) Brooks Holcomb was appointed as independent member of the Board of Directors on September 17, 2024, upon the closing of the reverse merger transaction with TAG.

Mr. Holcomb is a magna cum laude law degree recipient from the University of Miami, is a practicing attorney who owns a law firm specializing in business law. He has been published multiple times by the American Bar Association and the State Bar of Arizona, and also has been recognized as a top 50 pro bono attorney, as well as Guardian ad Litem Attorney of the Year. Mr. Holcomb owns several fine dining restaurants, has interests in multiple recognized successful businesses in Arizona and is a founder and General Counsel for a national health-based restaurant chain. Prior to joining the board of TAG, he has served on multiple board of directors, including the Foundation for Burns and Trauma, Inc. and the Joyner-Walker Foundation, Inc. Currently Mr. Holcomb serves as a Colombian Diplomat to the United Nations. He also is a United Nations Special Agent.

(4) Maro Rubin was appointed as independent member of the Board of Directors on September 17, 2024, upon the closing of the reverse merger transaction with TAG.

Mr. Rubin specializes in strengthening existing foundations within the professional investment community including venture capital, institutional investors, investment bankers, private equity and corporate venture groups. He also builds upon his existing track record with emerging technology investment operations at the local, state and national levels either through partnerships or new entity formations. Mr. Rubin possesses unique experience dealing with federal venturing operations as well as leading edge research institutions, including the National Science Foundation and the MITRE Corporation.

Item 1A. Risk Factors.

Our business has been difficult to evaluate because until our reverse merger transaction with TAG, we have had limited operating business and there has been uncertainty around what activities or businesses we will enter.

As we have had a limited operating history and revenue and only minimal assets. Until the TAG transaction is fully implemented, appropriate funding and cash flow solutions are in place and the business model is fully up and running as designed, there is a risk that we will be unable to continue as a going concern.

We have limited assets or financial resources.

Until the TAG transaction is fully implemented, appropriate funding and cash flow solutions are in place and the business model is fully up and running, we will likely sustain operating expenses without adequate corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until the TAG model is profitable.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the fiscal years ended September 30, 2024 and 2023 were prepared assuming that we will continue our operations as a going concern. We do not, however, have a history of operating profitably. Consequently, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our continued operations are highly dependent upon our ability to increase revenues, decrease operating costs, and complete equity and/or debt financings. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We estimate that we will not be able to continue as a going concern unless we are able to secure capital from one of these sources of financing. If we are unable to secure such financing, we may cease operations and investors in our common stock could lose all of their investment.

Our auditor has been charged with violations by the Securities and Exchange Commission.

Our auditor, Olayinka Oyebola & Co. (Chartered Accountants), and its principal, Olayinka Oyebola, (the "Auditor") have been charged by the Securities and Exchange Commission with aiding and abetting violations of the anti-fraud provisions of the federal securities laws. The relief sought includes potential civil penalties as well as permanent injunctive relief, including an order permanently barring the Auditor from acting as an auditor or accountant for U.S. public companies or providing substantial assistance in the preparation of financial statements filed with the Securities and Exchange Commission. These charges and penalties, if imposed, could potentially cause the Company to find a new auditor, leading to potential restatements, delays in regulatory filings or reputational harm. Refer to the Securities and Exchange Commission’s press release, available at https://www.sec.gov/newsroom/press- releases/2024-157.

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

Our shares of common stock is quoted on the Over-the-Counter market for our common stock. Further, no increased public trading market is expected to develop in the foreseeable future unless and until the Company files a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

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

Since our shares of common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of common stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. There may be resale restrictions imposed by rule 144(i) for one year following the company no longer being considered a shell company. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

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

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no meaningful increase of revenue until the TAG transaction has been fully integrated and the operating model is successfully up and running.  Even then, there is no certainty the model will be successful and generate revenues and cash flow sufficient to fund operations.

We are a development stage company and have had limited revenue from operations. We may not realize any revenue increases unless and until the TAG business model is fully and successfully implemented.

We may issue additional shares for mergers or acquisitions, which may result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 500,000,000 shares of common stock and a maximum of 100,000,000 shares of preferred stock. Any merger or acquisition affected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interested of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

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

Our business focus has changed five times since inception in 2005.

Since inception the Company was formed to serve the mortgage industry, however as a result of the failure of the mortgage industry the Company focus was amended to focus on the energy markets which was not successful. The Company then focused on marketing an asphalt shingle recycling technology which ultimately was also unsuccessful. Since 2017, the Company has been solely focused on the business consulting of our former CEO.

With the TAG transaction, we are re-entering the energy market, and we have a new CEO.  There can be no guarantee this change in focus and leadership will be successful.

Our shares may be subject to the “penny stock” rules, which might subject you to restrictions on marketability and may not be able to sell your shares.

The common stock is quoted and tradable on the Over-the-Counter Pink Sheets, we are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which likely would make it difficult for our shareholders to sell their securities.

Additional risks may exist since we have assisted a privately held business to become public through the “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future. Failure to develop or maintain an active trading market for our common stock will have a generally negative effect on the price of our common stock and you may be unable to sell your common stock, or any attempted sale of such common stock may have the effect of lowering the market price. Your investment could be a partial or complete loss.

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

We cannot assure you that our common stock will ever be listed on any other securities exchange and therefore it is possible that our stockholders will not be able to liquidate their investment in our stock and we may not access to capital available to companies trading on these exchanges.

We may seek the listing of our common stock on a more senior OTC exchange, or apply to list on a national exchange such as the NASDAQ or NYSE. However, we cannot assure you we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such a rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

None.

Item 2. Properties.

Prior to the TAG transaction, we neither rent nor own any properties. Post transaction we now rent the TAG office space. We have no ownership interest in any real estate. Further, we currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

Our Common Stock is quoted on the Over-the-Counter Pink Sheets under the trading symbol FHLD We cannot assure you that there will be a market for our common stock in the future. See the High and Low Bid data below:

Fiscal Year 2024	High Bid	Low Bid
First Quarter	$0.3795	$0.0230
Second Quarter	$0.3780	$0.0066
Third Quarter	$0.3780	$0.0230
Fourth Quarter	$0.3780	$0.0230

Fiscal Year 2023	High Bid	Low Bid
First Quarter	$0.0111	$0.0003
Second Quarter	$0.0066	$0.0006
Third Quarter	$0.49	$0.0066
Fourth Quarter	$0.36	$0.08

(b)	Holders

As of September 30, 2024, there are 58,608,825 shares outstanding and there are 249 holders of our outstanding Common Stock.

(c)	Dividends.

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

Our Business Overview.

FREEDOM HOLDINGS, INC A/K/A Freedom Acquisition Corp. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Maryland on June 16, 2005. Since its inception, the Company has been engaged in the following sectors. The Company was formed to participate in the mortgage industry however was forced to cease mortgage operations during the 2008 housing crisis at which time the Company acquired small oil and gas leases in SE Kansas. In 2012 the company sold the leases and began an unsuccessful effort to develop technology to recycle asphalt shingles. In 2015 (based upon the efforts and experience of our CEO) began consulting other small private and public companies assisting in the process of going public and introduction of legal and auditing firm. On January 18, 2023 the Company entered into a Definitive Agreement with MedCann Industries, Inc. (“MedCann”) whereby (i) MedCann acquired a majority equity position in the Company in exchange for $50,000 consideration, and (ii) John Vivian was appointed as CEO of the Company. The Company and MedCann closed the Definitive Agreement on February 3, 2023.

In June 2024, it was decided to cease all operations and activities associated with the MedCann.

On September 17, 2024, the Company closed a reverse merger transaction with The Awareness Group LLC (TAG), founder of the TAG GRID and an emerging player in the alternative energy space, whereby TAG became a wholly owned and operating subsidiary of Freedom Holdings, Inc.

Under terms of the agreement, the following occurred:

•	TAG shareholders obtained control of 89.5% of FHLD through a restated Series A Preferred class of stock;
•	TAG CEO Pablo Diaz and the TAG management team took over as the executive team for FHLD;
•	TAG assumed control of the FHLD board and appointed its existing board members to the FHLD board.

(a)	Implications of Being an Emerging Growth Company

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

(b)	Post-Merger or Current Business of Issuer

We are driving innovation in the alternative energy revolution. TAG is raising the bar with the TAG GRID, a groundbreaking national platform offering a unique suite of solar services and financing solutions for both commercial and residential projects. We plan to take care of every stage of the project, from concept to installation. This ensures a seamless experience for TAG GRID members and their customers, resulting in higher satisfaction for service providers and end users alike.

Our growth is fueled by TAG Financial, which operates through two key divisions. TAG Financial Services (TFS) supports TAG GRID members by managing the front-end processes—partnering with sales organizations and EPCs while providing exclusive access to TAG and third-party lending products and innovative fintech solutions. Meanwhile, TAG Capital, our in-house fund management arm, takes it a step further by directly funding proprietary lending products and maximizing the value of our loan portfolios and investment tax credits (ITCs). While organic growth is at the core of our strategy, we’re also expanding through a proven acquisition strategy, bringing forward-thinking companies under the TAG umbrella. This approach adds new offerings, drives incremental revenue and strengthens TAG’s position as the trusted guarantor for all TAG GRID projects. Together, these efforts are propelling TAG to new heights, delivering unparalleled value to our customers, employees, partners, and investors.

PLAN OF OPERATION.

Given the TAG acquisition which took place on September 15, 2024, the Company plans to fully integrate and develop the TAG GRID and grow the business through expanding its residential and commercial customer base and exploring additional acquisition opportunities to do the same.

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

The adequacy of our internal control over financial reporting must be assessed by management for each year commencing with the year ended September 30, 2023. Our internal control over financial reporting will be required to meet the standards required by Section 404 of the Sarbanes-Oxley Act. We will incur additional costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff. Ultimately, our efforts may not be adequate to comply with the requirements of Section 404. If we are unable to implement and maintain adequate internal control over financial reporting or otherwise to comply with Section 404, we may be unable to report financial information on a timely basis, may suffer adverse regulatory consequences, may have violations of the applicable national securities exchange listing rules and may breach covenants under our credit facilities.

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

Results of Operations and Critical Accounting Policies and Estimates.

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States. The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company’s accounting policies are more fully described in Note 3 to the Notes to the Consolidated Financial Statements.

Results of Operations for years ended September 30, 2024, and 2023

Revenues.

Total Revenue. The Company had revenues of $1,272,800 for the year ended September 30, 2024. The Company had no revenues for the year ended September 30, 2023.

Expenses.

Cost of Goods Sold. The Company had total costs of goods sold of $1,005,341 for the year ended September 30, 2024. There were no costs of goods sold for the year ended September 30, 2023.

Total Operating Expenses. The Company had operating expenses for the years ended September 30, 2024, and September 30, 2023 of $310,096 and $395,456, respectively.

Financial Condition.

Total Assets. The Company had total assets at September 30, 2024 and September 30, 2023 of $30,270,399 and $588, respectively. Total assets increased due to the TAG merger transaction on September 15, 2024.

Total Liabilities. The Company had total liabilities at September 30, 2024 and September 30, 2023 of $7,354,162 and $412,477, respectively. Total liabilities consisted of accounts payable and other current liabilities of $7,217,218 and $286,127 and other long-term debt of $136,944 and $126,350, at September 30, 2024 and September 30, 2023, respectively. The increase in total liabilities is due to the TAG merger transaction on September 17, 2024.

Liquidity and Capital Resources.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $20,426 and $399,918 for the years ended September 30, 2024 and September 30, 2023, respectively. The Company has accumulated losses totaling $9,950,869 and $10,177,748 at September 30, 2024 and September 30, 2023, respectively. Unless the merger with the Awareness Group enables the Company to generate increased positive cash flows from operations, it will require additional funding to continue those operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due. At September 30, 2024 we had a working capital surplus of $3.9 million. The working capital surplus is directly related to the TAG transaction that took place on September 17, 2024 and the assets and liabilities that were acquired.

Net cash provided by operating activities for the year ended September 30, 2024 totaled $99,214 versus a use of cash of $51,706 for the year ended September 30, 2023. Net cash provided by or used in operating activities includes our net operating results, stock-based compensation, accounts payable and accrued expenses and accrued interest.

Net cash used in financing activities for the year ended September 30, 2024 totaled $3,987 versus cash provided by financing activities of $52,117 for the year ended September 30, 2023. Net cash used in or provided by financing activities includes net payments made on notes payable of $3,987 for the year-ended September 30, 2024 and net proceeds of $2,617 for the year ended September 30, 2023. Additionally, for the year-ended September 30, 2023, the Company had cash proceeds of $49,500 associated with transactions in its common stock.

Our future liquidity requirements will be dependent upon our operating results, payment of our current obligations and any future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. We cannot guarantee we will be successful in generating sufficient operating cash flow or identifying additional funding on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations. See “Note 3 – Going Concern” in our consolidated financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2024.

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

As of September 30, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of executive leadership, external consultants and the review process, management believes that the consolidated financial statements and other information presented herewith are materially correct.

As of September 30, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of executive leadership, external consultants and the review process, management believes that the consolidated financial statements and other information presented herewith are materially correct.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names and ages of our directors and executive officers as of September 30, 2024, are set forth below. Our Bylaws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
Pablo Diaz (1)	48	Chief Executive Officer and Chairman of the Board
Nadia Conn (2)	63	Chief Financial Officer and Board Secretary
Brooks Holcomb (3)	50	Independent Board Member
Marco Rubin (4)	63	Independent Board Member

(1) Pablo Diaz became CEO and Chairman of the Board on September 17, 2024, upon the closing of the reverse merger transaction with TAG.

Mr. Diaz has been a high-level executive at two successful publicly traded companies, where, since 2011, he has been party to over 14,000 alternative energy installations. He has in his career structured over $400 million dollars for alternative energy projects throughout the U.S. and Canada. A recognized industry expert, he has been featured in over 30 publications and media outlets, including the Washington Post, Houston Chronicle, and Yahoo Finance. In 2020, Mr. Diaz was awarded the Top Dynamic CEO by CEO Magazine.

(2) Nadia Conn was appointed as the Chief Financial Officer and Secretary of the Board of Directors on September 17, 2024, upon the closing of the reverse merger transaction with TAG.

Ms. Conn is a Chief Financial Officer and strategic business partner with 30+ years' experience leading the financial health, business strategy, accounting operations, and internal controls of companies through a 360-degree business perspective. Her expertise includes fiscal management, financial operations & performance, cash flow management, strategic vision, tactical planning, revenue growth & profitability, startup/emerging market growth, risk management, debt strategy, regulatory compliance, enterprise accounting system conversions, consolidated financial reporting, cost savings, people management.

(3) Brooks Holcomb was appointed as independent member of the Board of Directors on September 17, 2024, upon the closing of the reverse merger transaction with TAG.

Mr. Holcomb is a magna cum laude law degree recipient from the University of Miami, is a practicing attorney who owns a law firm specializing in business law. He has been published multiple times by the American Bar Association and the State Bar of Arizona, and also has been recognized as a top 50 pro bono attorney, as well as Guardian ad Litem Attorney of the Year. Mr. Holcomb owns several fine dining restaurants, has interests in multiple recognized successful businesses in Arizona and is a founder and General Counsel for a national health-based restaurant chain. Prior to joining the board of TAG, he has served on multiple board of directors, including the Foundation for Burns and Trauma, Inc. and the Joyner-Walker Foundation, Inc. Currently Mr. Holcomb serves as a Colombian Diplomat to the United Nations. He also is a United Nations Special Agent.

(4) Maro Rubin was appointed as independent member of the Board of Directors on September 17, 2024, upon the closing of the reverse merger transaction with TAG.

Mr. Rubin specializes in strengthening existing foundations within the professional investment community including venture capital, institutional investors, investment bankers, private equity and corporate venture groups. He also builds upon his existing track record with emerging technology investment operations at the local, state and national levels either through partnerships or new entity formations. Mr. Rubin possesses unique experience dealing with federal venturing operations as well as leading edge research institutions, including the National Science Foundation and the MITRE Corporation.

Significant Employees.

Name	2024 Compensation	Position
Pablo Diaz (1)	$-	Chief Executive Officer and Chairman of the Board
Nadia Conn (2)	$-	Chief Financial Officer and Board Secretary

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

The Board of Directors acts as the Audit Committee, as the Board currently has no separate committees. The Board does have a qualified financial expert currently, but it has yet to establish committees or appoint leadership for those committees.

Meetings and Committees of the Board of Directors.

We do not have a nominating committee of the Board of Directors, or any committee performing similar functions. Nominees for election as a director are selected by the Board of Directors.

We do not yet have an audit committee. We expect to form such a committee composed of our non-employee directors. Despite the lack of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors. Furthermore, our entire board of directors is aware of the importance of the financial and accounting due diligence that must be undertaken in furtherance of our business and they intend to conduct a comprehensive accounting financial analysis of the Company’s business.

Compensation Committee Interlocks and Insider Participation.

As of September 30, 2024, the Board of Directors has not established any committees.

Director Compensation.

There are currently no annual compensation arrangements in place for members of the Board of Directors.

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our CEO & Chairman who served as of the year ended September 30, 2024. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.” We currently do not have any employment agreement in place for any of our officers and directors.

Summary Compensation Table – Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
						Non-equity incentive	Change in Pension Value and Nonqualified deferred
				Stock	Option	plan	compensation	All other
Name and principal position	Year	Salary	Bonus	Awards	Awards	compensation	earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Pablo Diaz – CEO & Chairman Director	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There is no employment contract with Mr. Pablo Diaz currently. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

On February 3, 2023, Brian Kistler resigned all positions as Officer and Director according to the terms of the Binding Definitive Agreement with MedCann Industries.

As of September 30, 2024, the Company’s Directors are as follows:

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
Value and
	Fees				Nonqualified
	earned or			Non-equity	deferred
	paid in	Stock	Option	incentive plan	compensation	All other
Name	cash	Awards	Award(s)	compensation	earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Pablo Diaz, CEO & Chairman - 2024	-	-	-	-	-	-	-
Nadia Conn, CFO, Board Secretary - 2024	-	-	-	-	-	-	-
Marco Rubin, Director – 2024	-	-	-	-	-	-	-
Brooks Holcomb, Director - 2024	-	-	-	-	-	-	-

(1)

There are no employment contracts with any Directors and there are no agreements for compensation in the future. It is possible that compensation arrangements and share grants will occur in the future.

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable. Subject to community property laws, where applicable, the persons or entities named below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them as of September 30, 2024. Official transfer of ownership of these shares was pending as of September 30, 2024 due to the September 17, 2024 transaction with TAG and will be fully reflected in the Company’s subsequent filings once fully executed and finalized. (Note - these shares were transferred to Pablo Diaz as a condition of the September 17, 2024 reverse merger. These shares were ultimately transferred to Mr. Diaz in December 2024.)

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons.

None

Director Independence.

We have not established our own definition for determining whether our director or nominees for directors are “independent”, nor have we adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, although two of our current Directors would be deemed to be “independent” under any applicable definition. We also have not established any committees of the Board of Directors.

Given the nature of our Company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees currently. As our operations generate revenue, we intend to seek additional members for our Board of Directors and establish our own definition of “independent” as related to directors and nominees for directors. We further intend to establish committees that will be suitable for our operations as our business operations warrant.

Our Company retained the services of Olayinka Oyebola & Co. to conduct the September 30, 2024 audit and a re-audit of the September 30, 2023 financial statements. The Audit of Financial Statements are the only services provided by Olayinka Oyebola & Co.

Item 14. Principal Accounting Fees and Services.

	2024	2023
Audit fees	$20,000	$11,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the Board of Directors. The Board of Directors, performing normal functions of the audit committee, approved 100% of the fees for the September 30, 2024 and 2023 audit and re-audit services performed by Olayinka Oyebola & Co.

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

FREEDOM HOLDINGS, INC.

NAME	TITLE	DATE

/s/ Pablo Diaz	Chief Executive Officer & Chairman of the Board	January 15, 2025
Pablo Diaz

/s/ Nadia Conn	Chief Financial Officer & Board Secretary	January 15, 2025
Nadia Conn

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act. None.

Freedom Holdings, Inc.

Report of Independent Registered Public Accounting Firm

 The Board of Directors and Stockholders of

Freedom Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Freedom Holdings, Inc. (the ‘Company’) as of September 30, 2024, and 2023, and the related consolidated statements of operations, changes in stockholders’ equity / (deficit) and cash flows for each of the two years ended September 30, 2024, and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2024, and 2023, and the results of its operations and its cash flows for each of the two years ended September 30, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $(9,950,869), net loss of $(20,426). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

/s/ Olayinka Oyebola
OLAYINKA OYEBOLA & CO.
(Chartered Accountants)
Lagos, Nigeria

We have served as the Company’s auditor since 2024.

January 15, 2025

FREEDOM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Audited)

	September 30, 2024	September 30, 2023
ASSETS
Current Assets:
Cash	$95,815	$588
Marketable securities	1,260,000	-
Accounts receivable	9,201,764	-
Inventory	517,000	-
Other current assets	4,583	-
Total Current Assets	11,079,162	588
Fixed assets, net	141,806	-
Intangible assets, net	1,603,430	-
Crypto currency tokens	2,700,000	-
Other assets	14,746,000
TOTAL ASSETS	$30,270,399	$588

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$7,132,768	$44,500
Credit cards payable	1,980	-
Accrued expenses & other current liabilities	82,470	241,627
Total Current Liabilities	7,217,218	286,127

Non-Current Liabilities
Notes payable	136,944	126,350
Total Non-Current Liabilities	136,944	126,350
TOTAL LIABILITIES	7,354,162	412,477

Stockholders’ Equity (Deficit)
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	200	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized, 58,608,825 and 55,308,825 shares issued and outstanding respectively.	5,861	5,531
Additional paid-in capital	39,018,396	9,765,828
Subscription receivable	-	(5,500)
Accumulated deficit	(9,950,869)	(10,177,748)
Total Stockholders’ Equity (Deficit)	22,916,237	(411,889)
Non-controlling interests	(6,357,151)	-
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,270,399	$588

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)

	For the Years Ended September 30,
	2024	2023

Revenues	$1,272,800	$-
Cost of Sales	1,005,341	-
Gross Margin	267,459	-

Operating Expenses
Stock based compensation	254,000	351,000
Professional fees	26,364	40,380
Selling, general and administrative expenses	29,732	4,076
Total operating expenses	310,096	395,456

Net loss from operations	(42,637)	(395,456)

Other income (expenses)
Gain on extinguishment of debt	34,000	7,382
Interest expense	(8,620)	(11,844)
Income taxes	-	-
Net income attributable to non-controlling interests	(3,169)	-

Net loss	$(20,426)	$(399,918)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	56,229,815	37,199,236

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED SEPTEMBER 30, 2024, AND 2023

(Audited)

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Subscription Receivable	Retained Deficit	NCI	Total

Balance, September 30, 2022	-	$-	9,308,825	$931	$9,364,428	$-	$(9,777,830)	$-	$(412,471)
Shares issued for acquisition			40,000,000	4,000	46,000	(5,500)			44,500
Shares issued for services			2,000,000	200	350,800				351,000
Shares sold			4,000,000	400	4,600				5,000
Net loss							(399,918)		(399,918)
Balance, September 30, 2023	-	$-	55,308,825	$5,531	$9,765,828	$(5,500)	$(10,177,748)	$-	$(411,889)
Subscription cancellation						5,500			5,500
NCI								(6,357,151)	(6,357,151)
Shares issued for services			3,300,000	330	253,670				254,000
Acquisition/merger activity	2,000,000	200			29,198,698				29,198,898
Net loss							(20,426)		(20,426)
Balance, September 30, 2024	2,000,000	$200	58,608,825	$5,861	$39,218,396	$-	$(9,950,869)	$(6,357,151)	$22,916,237

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)

	For the Years Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,426)	$(399,918)
Adjustment to reconcile net loss to net cash provided by (used in) operations:
Stock issued for services	254,000	351,000
Change in assets and liabilities
Accounts receivable	(101,683)	-
Accounts payable and accruals	(32,677)	(2,544)
Accrued interest	-	(244)
Net cash provided by (used in) operating activities	99,214	(51,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for acquisition	-	44,500
Proceeds (repayment) of notes payable	(3,987)	2,617
Proceeds from stock sale	-	5,000
Net cash (used in) provided by financing activities	(3,987)	52,117

Net change in cash and cash equivalents	95,227	411

Cash and cash equivalents, Beginning of year	588	177
Cash and cash equivalents, End of year	$95,815	$588

Supplemental cash flow information
Cash paid for interest	$8,620	$11,844
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDINGS, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Freedom Holdings, Inc. (the “Company”) is a for profit corporation established under the corporation laws in the State of Maryland, United States of America on June 15, 2005.

Since inception and up until the September 17, 2024 merger with The Awareness Group (“TAG”) (see Note 4 – Merger Transaction) the Company has devoted substantially all its efforts to establishing a new business. The Company generated expenses and limited revenue from these efforts.

The Company’s activities are subject to significant risks and uncertainties including failure to generate sufficient cash flows from operating activities and the ability to secure additional funding if needed to properly execute the Company’s business plan.

The Company has adopted a September 30 fiscal year end.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, which include the accounts for TAG and its majority owned subsidiaries including Candela Coin, Captain Manicorn and Standard Eco. Any non-controlling interests associated with these subsidiaries is separately disclosed in the financial statements.

All inter-company accounts and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We don’t believe we are exposed to any significant credit risk with cash.

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

The three levels of the fair value hierarchy under ASC 820, “Fair Value Measurement” are described below:

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

Revenue Recognition

The Company has adopted Accounting Standards Codification (“ASC”) 606, “Revenue From Contracts With Customers”.  Specifically, the Company recognizes revenue from the sale and installation of solar systems on a milestone basis.  As these milestones are achieved the corresponding costs and revenue are recognized.  To the extent that financing is provided, the Company recognizes interest over the term of the financing arrangement.

Cost of Sales

Cost of sales is principally comprised of equipment and labor.  These costs are recognized as they are incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents for the years ended September 30, 2024, and 2023 were $95,815 and $588, respectively.

Inventories

Inventories consist of internally created crypto tokens that are held for sale.  The tokes are adjusted to fair value based on current market prices.

Property, Plant & Equipment

Property, plant & equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization of property, plant and equipment are determined using the straight-line method over the estimated useful lives shown below.

Building and improvements	35 years
Equipment, furniture and fixtures	5 years
Software	3 years
Leasehold improvements	The lesser of the lease term or the estimated useful life

There was no depreciation expense for the years ended September 30, 2024 and 2023, respectively as the Company had no depreciable property, plant & equipment prior to the TAG transaction. Depreciation of the property, plant & equipment acquired as part of the TAG transaction began in October 2024.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There are no potentially dilutive shares of common stock.

FREEDOM HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

Share-based expense

ASC 718, “Compensation – Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees”. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense was $254,000 and $351,000 for the years ended September 30, 2024 and September 30, 2023, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes”, as clarified by ASC 740-10, “Accounting for Uncertainty in Income Taxes”. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities and net operating loss and tax credit carryforwards given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of September 30, 2024.

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

FREEDOM HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

As of September 30, 2024, the Company had unused net operating loss carry forwards of $258,000 available to reduce future federal taxable income. The Company’s ability to offset future taxable income, if any, with net operating loss tax carryforwards may be limited due to the non-filing of tax returns. Under the CARES act, net operating losses arising after 2017 can be carried forward indefinitely. Furthermore, changes in ownership may result in limitations under Internal Revenue Code Section 382.

Related Parties

The Company follows ASC 850, “Related Party Disclosures” for the identification of related parties and disclosure of related party transactions.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company only began generating revenue with the TAG transaction on September 17, 2024 (see Note 4 – Merger Transaction) and has an accumulated deficit of $9,950,869 at September 30, 2024. Further, the Company had a net loss of $20,426 and $399,918 for the years ended September 30, 2024 and 2023, respectively. These factors raise substantial doubt about our ability to continue as a going concern.

The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – MERGER TRANSACTON

On September 9, 2024, the Company entered into a Merger Agreement with TAG. Pursuant to the Merger Agreement, at the closing of the transaction, TAG was acquired as a wholly owned subsidiary. The transaction closed on September 17, 2024. Since that date, TAG’s operating results have been included in the Company’s consolidated results and all assets and liabilities have been included in the Company’s consolidated balance sheet.

Under the Merger Agreement, the TAG shareholders received 32,740,942 shares of the Company’s Common Stock and 10,000,000 shares of Series A Preferred Stock in exchange for assigning their LLC membership interests in TAG to the Company. As a result of the Merger, the Company is the sole member of TAG and TAG shareholders are the majority shareholders of the Company. Although shares were agreed to be exchanged as outlined, completion of all share exchanges was not fully completed until December 2024.

FREEDOM HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

The following reflects the TAG assets and liabilities at the transaction date:

2024
Current assets	$9,815,248
Fixed assets	141,806
Intangible assets	1,603,430
Crypto assets	2,700,000
Other non-current assets	14,746,000
Total assets	$29,006,484

Current liabilities	$6,198,427
Notes payable	14,581
Total liabilities	6,213,008
Non-controlling interests	(6,647,080)
Net equity	$28,572,412

The following depicts the proforma results for the Company for the year-ended September 30, 2024 as if the TAG transaction took place effective October 1, 2023:

2024
Revenues	$9,558,549
Cost of sales	7,268,894
Gross margin	2,289,655
Operating expenses	668,133
Net operating income	$1,621,521

Given the Company’s very limited operating activities prior to the September 17, 2024 TAG transaction, there were no pro forma adjustments deemed necessary.

NOTE 5 – PROPERTY, PLANT & EQUIPMENT

Property, plant & equipment consists of the following at September 30, 2024:

2024
Autos and vehicles	$87,204
Equipment	54,603
Total property, plant & equipment	$141,806

There was no property, plant & equipment at September 30, 2023.  The assets were acquired as part of the TAG transaction on September 17, 2024.

FREEDOM HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2024:

2024
Customer lists and memberships	$569,430
Exchange contracts	457,000
Websites and software	185,000
Media materials	392,000
Total intangible assets	$1,603,430

The Company had no intangible assets at September 30, 2023. The assets were acquired as part of the TAG transaction on September 17, 2024.

NOTE 7 – CRYPTO CURRENCY TOKENS

The Company’s crypto currency tokens consisted of the following at September 30, 2024:

2024
Candela tokens	$2,250,000
CLA tokens	450,000
Total crypto currency tokens	$2,700,000

The Company had no crypto currency tokens at September 30, 2023. The assets were acquired as part of the TAG transaction on September 17, 2024.

NOTE 8 – OTHER ASSETS

The Company’s other assets consisted of the following at September 30, 2024:

2024
Solar incentive program	$6,500,000
Litigation settlement	6,410,000
Media partnership	1,200,000
Promoter and producer contracts	485,000
Note receivable	150,000
Security deposit	1,000
Total other assets	$14,746,000

The Company had no other assets at September 30, 2023. The assets were acquired as part of the TAG transaction on September 17, 2024.

FREEDOM HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

NOTE 9 – NOTE PAYABLE

On December 30, 2013, the Company received a $56,978 Demand Instalment Loan from Bruce Miller, a personal acquaintance of our former CEO. The loan incurs interest at 12% per annum. On August 7th, 2017, the Company obtained an additional unsecured, nonrecourse and open-ended loan of $50,000 from Mr. Miller. The loan incurs interest at 15% per annum. The loans require monthly repayment of principal and interest of $750.00 each, however the Company has not remained current on all required payments.

Mr. Brian Kistler, a former related party of the Company, has also made loans to the Company under similar terms, to fund operating activities.

The following sets forth the outstanding principal and accrued interest at September 30:

	2024	2023
Note payable – Bruce Miller	$86,289	$86,289
Note payable – New Opportunity Business Solutions (Brian Kistler)	36,074	40,061
Other	14,581	-
Total note payable and accrued interest	$136,944	$126,350

NOTE 10 – ACCRUED EXPENSES

Accrued expenses totaled $82,470 and $241,627 at September 30, 2024, and 2023, respectively.

NOTE 11 – EQUITY

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

On January 1, 2024 to July 3, 2024 the Company issued 3,300,000 shares of commons stock for a total of $254,000, at $0.0769 per share.

Total common shares outstanding at September 30, 2024, and 2023 were 58,608,825 and 55,308,825, respectively. (See Note 4 – Merger Transaction for further details on share transfers.)

FREEDOM HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

NOTE 12 – INCOME TAXES

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

The provision for Federal income tax consists of the following at September 30:

	2024	2023
Federal income tax benefit attributable to:
Current Operations	$4,000	$84,000
Less: valuation allowance	(4,000)	(84,000)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows at September 30:

	2024	2023
Deferred tax asset attributable to:
Net operating loss carryover	$258,000	$254,000
Less: valuation allowance	(258,000)	(254,000)
Net deferred tax asset	$—	$—

At September 30, 2024, the Company had net operating loss carry forwards of approximately $258,000 that maybe offset against future taxable income. No tax benefit has been reported in the September 30, 2024 or 2023 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that effect 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21% effective January 1, 2018.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. At September 30, 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 13 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement was available to be issued and has determined that there are no material subsequent events that require disclosure in these financial statements other than,

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION

Defined terms included below have the same meaning as terms defined and included elsewhere in this Annual Report on Form 10-K (this "Form 10-K").

Introduction

The unaudited pro forma condensed combined statement of operations for the year ended September 30, 2024 gives pro forma effect to the Business Combination as if it had been consummated as of October 1, 2023. This information should be read together with audited financial statements of Freedom Holdings, Inc. (the “Company” or “Parent”) for the year ended September 30, 2024 and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company" for the year ended September 30, 2024 included in and incorporated by reference into this 10-K.

There is no unaudited pro forma condensed combined balance sheet as of September 30, 2024 as the full effect of the Business Combination is already reflected in the September 30, 2024 balance sheet for Freedom Holdings, Inc. included in and incorporated by reference into this 10-K.

The unaudited pro forma condensed combined statement of operations for the year ended September 30, 2024 has been prepared using the following:

•	Company's audited consolidated statement of operations for the year ended September 30, 2024, incorporated by reference into this Form 10-K.; and
•	TAG's unaudited consolidated historical statement of operations for the nine month period ended September 30, 2024.

Description of the Transactions

On September 9, 2024, the Parent entered into the Merger Agreement with TAG. Pursuant to the Merger Agreement, at the closing of the transaction contemplated thereby, TAG was acquired as a wholly owned subsidiary of the Parent. The Merger closed on September 17, 2024. Under the Merger Agreement, the Target Shareholders received 32,740,942 shares of Common Stock and 10,000,000 shares of Series A Preferred Stock in exchange for assigning their LLC membership interests in TAG to the Parent. As a result of the Merger, Parent is the sole member of TAG and TAG shareholders are the majority shareholders of Parent.

Accounting for the Merger

The Merger will be accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, TAG, who was the legal acquirer, will be treated as the "acquired" company for financial reporting purposes and Company will be treated as the accounting acquirer. This determination was primarily based on TAG having a majority of the voting power of the post-combination company, TAG's senior management comprising substantially all of the senior management of the post-combination company, the relative size of TAG, and TAG's operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the Merger will be treated as the equivalent of a capital transaction in which Company is issuing stock for the net assets of TAG. The net assets of TAG will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger will be those of Company.

Basis of Pro Forma Presentation

The historical financial information has been adjusted to give pro forma effect to events that are related and/or directly attributable to the Business Combination. The adjustments presented on the unaudited pro forma combined financial statements have been identified and presented to provide relevant information necessary for an accurate understanding of the post-combination company upon consummation of the Business Combination. The unaudited pro forma condensed combined financial information is for illustrative purposes only. The financial results may have been different had the companies always been combined. You should not rely on the unaudited pro forma combined financial information as being indicative of the historical financial position and results that would have been achieved had the companies always been combined or the future financial position and results that the post-combination company will experience. Company and TAG did not have any historical relationship prior to the Business Combination. Accordingly, no pro forma adjustments were required to eliminate activities between the companies.

The following depicts the proforma results for the Company for the year-ended September 30, 2024 as if the TAG transaction took place effective October 1, 2023:

2024
Revenues	$9,558,549
Cost of sales	7,268,894
Gross margin	2,289,655
Operating expenses	668,133
Net operating income	$1,621,521

Given the Company’s very limited operating activities prior to the September 17, 2024 TAG transaction, there were no pro forma adjustments deemed necessary.

