Form 10-Q
period 2024-12-31
Freedom Holdings, Inc.
filed 2025-02-14
CIK 1386044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2024

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 000-54853

FREEDOM HOLDINGS, INC.
a/k/a
FREEDOM ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Florida	56-2560951
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4343 N Scottsdale, Rd. #150 Scottsdale, AZ	85251
Address of Principal Executive Offices	Zip Code

1-888-974-6388
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of February 5,2025, was 58,608,825.

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

2

FREEDOM HOLDINGS, INC.

A/K/A

 FREEDOM ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

Fiscal Period Ended December 31, 2024

3

Item 1. Financial Statements.

FREEDOM HOLDINGS, INC. a/k/a FREEDOM ACQUISITION CORP CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2024	2024
ASSETS	(unaudited)	(Audited)
Current Assets:
Cash	$121,347	$95,815
Marketable securities	1,260,000	1,260,000
Accounts receivable	303,792	300,708
Unbilled receivable	16,864,211	8,901,056
Investment tax credits	1,331,000	-
Inventory	517,000	517,000
Other current assets	4,582	4,583
Total Current Assets	20,401,932	11,079,162
Fixed assets, net	134,717	141,807
Intangible assets, net	1,640,430	1,603,430
Crypto currency tokens	2,700,000	2,700,000
Other assets	19,821,010	14,746,000
TOTAL ASSETS	$44,698,089	$30,270,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued project costs	$14,294,385	$7,132,768
Credit cards payable	3,677	1,980
Other accrued expenses	69,019	102,426
Total Current Liabilities	14,367,081	7,237,174

Non-Current Liabilities
Notes payable	142,413	136,944
Total Non-Current Liabilities	142,413	136,944
TOTAL LIABILITIES	14,509,494	7,374,118

Stockholders’ Equity
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, 2,000,000 and 2,000,000 shares issued and outstanding, respectively.	200	200
Common stock, $0.0001 par value, 500,000,000 shares authorized, 58,608,825 and 58,608,825 shares issued and outstanding respectively.	5,861	5,861
Additional paid-in capital	39,470,278	39,470,278
Accumulated deficit	(2,631,517)	(9,950,869)
Total Stockholders’ Equity	36,844,822	29,525,470
Non-controlling interests	(6,656,227)	(6,629,189)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,698,089	$30,270,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,
	2024	2023

Revenues	$14,793,455	$-
Costs of revenues	7,252,317	-
Gross margin	7,541,138	-

Operating Expenses
Professional fees	-	295
Selling, general and administrative expenses	226,806	65
Total operating expenses	226,806	360

Net income (loss) from operations	7,314,332	(360)

Other income (expenses)
Other income	5,020	-
Interest expense	-	(2,894)
Net income attributable to non-controlling interests	(27,038)	-
Net income (loss) prior to income taxes	$7,292,314	$(3,254)
Income tax provision (benefit)	-	-
Net income (loss)	$7,292,314	$(3,254)

Basic and diluted income (loss) per share	$0.12	$(0.00)

Weighted average number of shares outstanding	58,608,825	55,308,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDINGS, INC.

a/k/a

FREEDOM ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024

(Unaudited)

	Preferred Stock		Common Stock
		Par		Par	Paid-in	Subscription	Retained
	Shares	Value	Shares	Value	Capital	Receivable	Deficit	NCI	Total
2023
Balance, September 30, 2023	-	$-	55,308,825	$5,531	$9,765,828	$(5,500)	$(10,177,748)	$-	$(411,889)
Net loss for the three months ended (unaudited)	-	-	----	----	----	----	(3,254)	-	(3,254)
Balance, December 31, 2023	-	$-	55,308,825	$5,531	$9,765,828	$(5,500)	$(10,181,002)	$-	$(415,143)

2024
Balance, September 30, 2024	2,000,000	$200	58,608,825	$5,861	$39,470,278	$-	$(9,950,869)	$(6,629,189)	$22,896,281
Net income for the three months ended (unaudited)	-		----	----	----	----	7,319,352	(27,038)	7,292,314
Balance, December 31, 2024	2,000,000	$200	58,608,825	$5,861	$39,470,278	$-	$(2,631,517)	$(6,656,227)	$30,188,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDINGS, INC. a/k/a FREEDOM ACQUISITION CORP STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three months Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,314,332	$(3,254)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
Depreciation	7,090
Non-controlling interest	(27,038)
Change in assets and liabilities
Accounts receivable	(3,084)
Unbilled receivables	(7,963,155)
Investment tax credits	(1,331,000)
Inventory	(3,000)
Other assets	(5,075,010)
Accrued project costs	7,161,617
Credit card payables	1,697
Other accrued expenses	(27,012)	2,894
Accounts payable and accruals		(135)
Net cash provided by (used in) operations	57,063	(495)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in intangible assets	(37,000)
Net cash (used in) investing activities	(37,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	5,469
Net cash provided by financing activities	5,469	-

Net change in cash and cash equivalents	25,532	(495)

Cash and cash equivalents, beginning of period	95,815	588
Cash and cash equivalents, end of period	$121,347	$93

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Freedom Holdings, Inc. (the “Company”) is a for profit corporation established under the corporation laws in the State of Maryland, United States of America on June 15, 2005.

Since inception and up until the September 17, 2024 merger with The Awareness Group (“TAG”), the Company has devoted substantially all its efforts to establishing a new business. The Company generated expenses and limited revenue from these efforts.

The Company’s activities are subject to significant risks and uncertainties including failure to generate sufficient cash flows from operating activities and the ability to secure additional funding if needed to properly execute the Company’s business plan.

The Company has adopted a September 30 fiscal year end.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

Basis of presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, which include the accounts for TAG and its majority owned subsidiaries including Candela Coin, Captain Manicorn and Standard Eco. Any non-controlling interests associated with these subsidiaries is separately disclosed in the financial statements.

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

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

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

All other revenues are recognized as services are provided or rights of ownership have transferred.

Cost of Sales

Cost of sales is principally comprised of equipment and labor. These costs are recognized as they are incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2024, and September 30, 2024 were $121,347 and $95,815, respectively.

Inventories

Inventories consist of internally created crypto tokens that are held for sale. The tokens are adjusted to fair value based on current market prices.

Property, Plant & Equipment

Property, plant & equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization of property, plant and equipment are determined using the straight-line method over the estimated useful lives shown below.

Building and improvements	35 years
Equipment, furniture & fixtures	5 years
Vehicles	5 years
Software	3 years
Leasehold improvements	The lesser of the lease term or the estimated useful life

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

Depreciation expense for the three months ended December 31, 2024 was $7,090. There was no depreciation expense for the three months ended December 31, 2023.

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

There was no share-based expense for the three month periods ended December 31, 2024 and 2023.

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

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of December 31, 2024.

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

As of December 31, 2024, the Company had unused net operating loss carry forwards of $258,000 available to reduce future federal taxable income. The Company’s ability to offset future taxable income, if any, with net operating loss tax carryforwards may be limited due to the non-filing of tax returns. Under the CARES act, net operating losses arising after 2017 can be carried forward indefinitely. Furthermore, changes in ownership may result in limitations under Internal Revenue Code Section 382.

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

Reclassifications

Certain prior period amounts have been reclassified for comparison with current periods.

NOTE 3 – GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company only began generating revenue with the TAG transaction on September 17, 2024 and has an accumulated deficit of $2,631,517 at December 31, 2024. The Company generated consolidated net income after non-controlling interest of $7,292,314 for the three-month period ended December 31, 2024, but until the Company can demonstrate the ability to consistently generate net income and cash flows sufficient to support operating activities, substantial doubt about our ability to continue as a going concern will remain.

The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

NOTE 4 – PROPERTY, PLANT & EQUIPMENT

Property, plant & equipment consists of the following at December 31, 2024 and September 30, 2024, respectively:

	December 31,	September 30,
	2024	2024
Autos and vehicles	$87,204	$87,204
Equipment	54,603	54,603
Total	141,807	141,807
Less: accumulated depreciation	(7,090)	-
Total property, plant & equipment, net	$134,717	$141,807

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2024 and September 30, 2024, respectively:

	December 31,	September 30,
	2024	2024
Customer lists and memberships	$606,430	$569,430
Exchange contracts	457,000	457,000
Websites and software	185,000	185,000
Media materials	392,000	392,000
Total intangible assets	$1,640,430	$1,603,430

NOTE 6 – CRYPTO CURRENCY TOKENS

The Company’s crypto currency tokens consisted of the following at December 31, 2024 and September 30, 2024, respectively:

	December 31,	September 30,
	2024	2024
Candela tokens	$2,250,000	$2,250,000
CLA tokens	450,000	450,000
Total crypto currency tokens	$2,700,000	$2,700,000

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

NOTE 7 – OTHER ASSETS

The Company’s other assets consisted of the following at December 31, 2024 and September 30, 2024, respectively:

	December 31,	September 30,
	2024	2024
Solar incentive program	$6,500,000	$6,500,000
Litigation settlement	6,410,000	6,410,000
Notes receivable	5,225,010	150,000
Media partnership	1,200,000	1,200,000
Promoter and producer contracts	485,000	485,000
Security deposit	1,000	1,000
Total other assets	$19,821,010	$14,746,000

NOTE 8 – NOTES PAYABLE

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

Mr. Brian Kistler, a former related party of the Company, has also made loans to the Company under similar terms, to fund operating activities.

The following sets forth the outstanding principal and accrued interest at December 31, 2024 and September 30, 2024, respectively:

	December 31,	September 30,
	2024	2024
Note payable – Bruce Miller	$86,289	$86,289
Note payable – New Opportunity Business Solutions (Brian Kistler)	36,074	36,074
Other	20,050	14,581
Total note payable and accrued interest	$142,413	$136,944

NOTE 9 – ACCRUED EXPENSES

Accrued expenses totaled $69,020 and $82,470 at December 31, 2024 and September 30, 2024, respectively.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

NOTE 10 – EQUITY

Preferred Stock

The preferred shares outstanding on December 31, 2024 and September 30, 2024, were 2,000,000 and 2,000,000, respectively.

Common Stock

Total common shares outstanding at December 31, 2024 and September 30, 2024 were 58,608,825 and 58,608,825, respectively.

NOTE 11 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no material subsequent events that require disclosure in these financial statements other than the following transaction.

On January 25, 2025, the Company acquired a 51% majority ownership in Renewable Energy Products Manufacturing Corp. (REPM), a leading provider of innovative commercial solar energy solutions. This strategic move is expected to integrate seamlessly into the TAG GRID and significantly enhance the Company's renewable energy capabilities, reinforcing the Company's commitment to sustainable energy development.

Like other acquisitions TAG has made, TAG will provide support and leadership in growing the REPM business in exchange for the 51% ownership interest. No cash or other consideration was paid by TAG. At the completion of the defined integration period, TAG will have the option to purchase the remaining 49% ownership interest in REPM for a multiple of EBITDA generated during the integration period.

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

Results of Operations for the three months ended December 31, 2024 and 2023

Revenues:

Total Revenues: The Company generated revenues of $14,793,455 for the three months ended December 31, 2024, all of which were directly related to the acquisition of TAG in September 2024 and primarily related to solar installation projects.

There were no revenues generated during the three months ended December 31, 2023.

Expenses:

Total Costs of Goods Sold: Total costs of goods sold for the three months ended December 31, 2024 were $7,252,317 and were directly related to solar installation projects. These costs included associated materials and labor.

There were no costs of goods sold for the three months ended December 31, 2023, as there were no revenues for that period.

Total Operating Expenses. Total operating expenses for the three months ended December 31, 2024 and December 31, 2023 were $226,806 and $360, respectively. Total operating expenses consisted of salaries and wages, accounting fees, legal fees, travel expenses and other normal recurring operating expenses.

The increase in operating expense for the three months ended December 31, 2024 compared to the three months ended December 31, 2023 was directly related to the TAG acquisition in September 2024.

Other Income (Expense): Total other income (expense) for the three months ended December 31, 2024 and 2023 was $5,020 and ($2,894), respectively.

Financial Condition.

Total Assets. Total assets at December 31, 2024 and September 30, 2024 were $44,698,089 and $30,270,399, respectively. Total assets consisted primarily of unbilled receivables of $16,864,211 and $8,901,056, respectively; other assets of $19,821,010 and $14,746,000, respectively; and crypto currency tokens of $2,700,000 and $2,700,000, respectively.

Other assets consisted primarily of notes receivable of $5,225,010 and $150,000, respectively, solar incentive programs of $6,500,000 and $6,500,000, respectively; and a litigation settlement of $6,410,000 and $6,410,000, respectively.

These assets are directly related to the TAG transaction that took place September 2024.

Total Liabilities. Total liabilities at December 31, 2024 and September 30, 2024 were $14,509,494 and $7,237,174, respectively. Total liabilities consisted primarily of accrued project costs of $14,294,385 and $7,132,768, respectively; other accrued expenses of $69,019 and $102,426, respectively; and notes payable of $142,413 and $136,944, respectively.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company generated net income of $7,292,314 for the three months ended December 31, 2024 and a net loss of $3,254 for the three months ended December 31, 2023. The Company has accumulated losses totaling $2,631,517 at December 31, 2024. Until the Company can consistently generate positive cash flows from operations, it may require additional funding for continuing the development and marketing of products and future growth initiatives. As a result, this raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2024, the Company had a working capital surplus of $6,034,851, which will be used to support continuing operations.

For the three months ended December 31, 2024, we generated cash from operating activities of $57,063 versus using cash of $495 in operations during the three months ended December 31, 2023. The net cash generated from and used in operating activities includes our net operating results, and the changes in our operating assets and liabilities.

Net cash used in investing activities totaled $37,000 and $0 for the three months ended December 31, 2024 and 2023, respectively. The cash was used to increase intangible assets.

Net cash provided by financing activities for the three months ended December 31, 2024 and 2023 was $5,469 and $0, respectively. Net cash provided by financing activities includes proceeds from notes payable.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing as needed. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to implement our strategy, if we do not have the necessary cash and revenue to satisfy our cash requirements. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses. However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever.

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2024.

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

Changes in Internal Controls

During the three months ended December 31, 2024, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. We do not know of any material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None.

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

FREEDOM HOLDINGS, INC.

NAME	TITLE	DATE

/s/ Pablo Diaz	Chief Executive Officer (Principal Executive Officer)	February 14, 2025
Pablo Diaz

/s/ Nadia Conn	Chief Financial Officer (Principal Financial Officer)	February 14, 2025
Nadia Conn

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act. None.

