Form 10-K/A
period 2024-09-30
Freedom Holdings, Inc.
filed 2025-06-27
CIK 1386044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

None.

Explanatory Note

Subsequent to the issuance of our consolidated financial statements for the fiscal year ended September 30, 2024, management of Freedom Holdings, Inc. (the “Company”), in consultation with our independent registered public accounting firm, determined that the previously issued audited financial statements for the fiscal years ended September 30, 2024 and 2023 contained material misstatements and should no longer be relied upon.

The Company identified errors related primarily to the overstatement of accounts receivable and fixed assets, as well as the premature recognition of revenue and the incorrect accounting for certain acquisition-related transactions. As a result, the Company has restated its consolidated financial statements for the years ended September 30, 2024 and 2023.

The restatement adjustments reflect corrections to:

•	Accounts receivable balances, which were previously overstated by approximately $8.9 million as of September 30, 2024.
•	Fixed assets, which were previously understated due to the misclassification of acquisition costs and capitalized expenditures.
•	Account payables, which were previously overstated due to misclassification of capitalized expenditures.
•	Reported revenues for the year ended September 30, 2024, which have been adjusted to reflect proper revenue recognition in accordance with ASC 606.
•	Additional paid-in capital, non-controlling interest, and other equity accounts related to merger and acquisition activity.

These corrections impacted the Company’s balance sheet, income statement, and statement of stockholders’ equity for the affected periods.

The following table summarizes selected financial line item changes for the year ended September 30, 2024:

Line Item	As Previously Reported	As Restated	Change
Revenues	$1,272,800	$52,400	$(1,220,400)
Cost of Sales	$(1,005,341)	$(20,877)	$984,464
Net Loss	$(20,426)	$(256,362)	$(235,936)
Accounts Receivable	$9,201,764	$300,708	$(8,901,056)
Fixed Assets, net	$141,806	$7,822,463	$7,680,657
Total Assets	$30,270,399	$29,049,999	$(1,220,400)
Account Payable	$7,132768	$6,148,304	$(984,464)

Significant reclassification and corrections were made to align the Company's reporting with generally accepted accounting principles in the United States (“U.S. GAAP”).

2

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

Results of Operations for years ended September 30, 2024, and 2023

Revenues.

Total Revenue. The Company had revenues of $52,400 for the year ended September 30, 2024. The Company had no revenues for the year ended September 30, 2023.

Expenses.

Cost of Goods Sold. The Company had total costs of goods sold of $20,877 for the year ended September 30, 2024. There were no costs of goods sold for the year ended September 30, 2023.

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

The Company sustained a loss of $20,426 and $399,918 for the years ended September 30, 2024 and September 30, 2023, respectively. The Company has accumulated losses totaling $10,434,110 and $10,177,748 at September 30, 2024 and September 30, 2023, respectively. Unless the merger with the Awareness Group enables the Company to generate increased positive cash flows from operations, it will require additional funding to continue those operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2024, due to the existence of material weaknesses in our internal control over financial reporting, as described below.

Management also conducted an evaluation of the effectiveness of our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2024.

This conclusion results from material weaknesses identified in connection with the restatement of previously issued financial statements for the years ended September 30, 2024 and 2023. Specifically, we identified material weaknesses related to:

•	Inadequate procedures to identify and record transactions in the correct accounting periods.
•	Insufficient internal controls over the classification and documentation of acquisition-related assets and liabilities.
•	Lack of proper review procedures and segregation of duties in the preparation of financial statements.

These material weaknesses resulted in the restatement of previously issued financial statements and may result in additional material misstatements going undetected in the future. Accordingly, we have determined that our disclosure controls and internal control over financial reporting were not effective as of September 30, 2024.

Remediation Plan

We have begun to implement a remediation plan to address the material weaknesses described above, which includes:

•	Engaging additional qualified financial and accounting personnel;
•	Enhancing our internal documentation and financial review processes;
•	Improving accounting software and implementing additional levels of transaction review;
•	Engaging external advisors to assist in ongoing accounting and control improvements.

We believe these steps will strengthen our internal control over financial reporting; however, the material weaknesses will not be considered fully remediated until the applicable controls have been operational for a sufficient period of time and management has concluded, through testing, that they are effective.

The management, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC applicable to smaller reporting companies.

This report shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference into any filing of the Company, whether made before or after the date hereof, except as expressly set forth by specific reference in such filing.

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

FREEDOM HOLDINGS, INC.

NAME	TITLE	DATE

/s/ Pablo Diaz	Chief Executive Officer & Chairman of the Board	June 26, 2025
Pablo Diaz

/s/ Brian Odle	Interim Chief Financial Officer	June 26, 2025
Brian Odle

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $(10,434,110), net loss of $(20,426). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

June 26, 2025

FREEDOM HOLDINGS, INC.

RESTATED CONSOLIDATED BALANCE SHEETS

(Audited)

	September 30, 2024	September 30, 2023
ASSETS
Current Assets:
Cash	$95,815	$588
Marketable securities	1,260,000	-
Accounts receivable	300,708	-
Inventory	517,000	-
Other current assets	4,583	-
Total Current Assets	2,178,106	588
Fixed assets, net	7,822,463	-
Intangible assets, net	1,603,430	-
Crypto currency tokens	2,700,000	-
Other assets	14,746,000
TOTAL ASSETS	$29,049,999	$588

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$6,148,304	$44,500
Credit cards payable	1,980	-
Accrued expenses & other current liabilities	82,470	241,627
Total Current Liabilities	6,232,754	286,127

Non-Current Liabilities
Notes payable	136,944	126,350
Total Non-Current Liabilities	136,944	126,350
TOTAL LIABILITIES	6,369,698	412,477

Stockholders’ Equity (Deficit)
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	200	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized, 58,608,825 and 55,308,825 shares issued and outstanding respectively.	5,861	5,531
Additional paid-in capital	39,465,501	9,765,828
Subscription receivable	-	(5,500)
Accumulated deficit	(10,434,110)	(10,177,748)
Total Stockholders’ Equity (Deficit)	29,037,452	(411,889)
Non-controlling interests	(6,357,151)	-
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,049,999	$588

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDINGS, INC.

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)

	For the Years Ended September 30,
	2024	2023

Revenues	$52,400	$-
Cost of Sales	20,877	-
Gross Margin	31,523	-

Operating Expenses
Stock based compensation	254,000	351,000
Professional fees	26,364	40,380
Selling, general and administrative expenses	29,732	4,076
Total operating expenses	310,096	395,456

Net loss from operations	(278,573)	(395,456)

Other income (expenses)
Gain on extinguishment of debt	34,000	7,382
Interest expense	(8,620)	(11,844)
Income taxes	-	-
Net income attributable to non-controlling interests	(3,169)	-

Net loss	$(256,362)	$(399,918)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	56,229,815	37,199,236

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDINGS, INC.

RESTATED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED SEPTEMBER 30, 2024, AND 2023

(Audited)

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Subscription Receivable	Retained Deficit	NCI	Total

Balance, September 30, 2022	-	$-	9,308,825	$931	$9,364,428	$-	$(9,777,830)	$-	$(412,471)
Shares issued for acquisition			40,000,000	4,000	46,000	(5,500)			44,500
Shares issued for services			2,000,000	200	350,800				351,000
Shares sold			4,000,000	400	4,600				5,000
Net loss							(399,918)		(399,918)
Balance, September 30, 2023	-	$-	55,308,825	$5,531	$9,765,828	$(5,500)	$(10,177,748)	$-	$(411,889)
Subscription cancellation						5,500			5,500
NCI								(6,357,151)	(6,357,151)
Shares issued for services			3,300,000	330	253,670				254,000
Acquisition/merger activity	2,000,000	200			29,446,003				29,446,203
Net loss							(256,362)		(256,362)
Balance, September 30, 2024	2,000,000	$200	58,608,825	$5,861	$39,465,501	$-	$(10,434,110)	$(6,357,151)	$29,037,452

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDINGS, INC.

RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)

	For the Years Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(256,362)	$(399,918)
Adjustment to reconcile net loss to net cash provided by (used in) operations:
Stock issued for services	254,000	351,000
Change in assets and liabilities
Accounts receivable	134,253	-
Accounts payable and accruals	(32,677)	(2,544)
Accrued interest	-	(244)
Net cash provided by (used in) operating activities	$99,214	$(51,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for acquisition	-	44,500
Proceeds (repayment) of notes payable	(3,987)	2,617
Proceeds from stock sale	-	5,000
Net cash (used in) provided by financing activities	(3,987)	52,117

Net change in cash and cash equivalents	$95,227	$411

Cash and cash equivalents, Beginning of year	588	177
Cash and cash equivalents, End of year	$95,815	$588

Supplemental cash flow information
Cash paid for interest	$8,620	$11,844
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDINGS, INC

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company only began generating revenue with the TAG transaction on September 17, 2024 (see Note 4 – Merger Transaction) and has an accumulated deficit of $10,434,110 at September 30, 2024. Further, the Company had a net loss of $20,426 and $399,918 for the years ended September 30, 2024 and 2023, respectively. These factors raise substantial doubt about our ability to continue as a going concern.

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

The following depicts the proforma results for the Company for the year-ended September 30, 2024 as if the TAG transaction took place effective October 1, 2023:

2024
Revenues	$1,471,230
Cost of sales	1,118,723
Gross margin	352,506
Operating expenses	668,133
Net operating income	$(315,626)

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

The following depicts the proforma results for the Company for the year-ended September 30, 2024 as if the TAG transaction took place effective October 1, 2023:

2024
Revenues	$1,471,230
Cost of sales	1,118,723
Gross margin	352,506
Operating expenses	668,133
Net operating income	$(315,626)

Given the Company’s very limited operating activities prior to the September 17, 2024 TAG transaction, there were no pro forma adjustments deemed necessary.

