Form 10-Q
period 2025-03-31
Freedom Holdings, Inc.
filed 2025-07-08
CIK 1386044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of May 19, 2025, was 59,608,825.

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

2

FREEDOM HOLDINGS, INC.

A/K/A

 FREEDOM ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

Fiscal Period Ended March 31, 2025

3

Item 1. Financial Statements.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30, 2024
	2025	Restated
ASSETS	(unaudited)	(Audited)
Current Assets:
Cash	$40,389	$95,815
Marketable securities	1,260,000	1,260,000
Accounts receivable	-	300,708
Investment tax credits	3,546,414	-
Inventory	517,000	517,000
Notes receivable	140,591	-
Other current assets	5,209	4,583
Total Current Assets	5,509,603	2,178,106
Fixed assets, net	20,858,735	7,822,463
Intangible assets, net	1,620,430	1,603,430
Crypto currency tokens	3,300,000	2,700,000
Notes receivable	11,676,591	150,000
Other assets	14,595,000	14,596,000
TOTAL ASSETS	$57,560,359	$29,049,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued project costs	$1,583,825	$6,148,304
Credit cards payable	13,512	1,980
Deferred revenue	290,423	-
Accrued payroll & related amounts	128,762	-
Other current payables	202,470	82,470
Total Current Liabilities	2,218,992	6,232,754

Non-Current Liabilities
Deferred revenue	6,158,055	-
Accrued project costs	17,663,769	-
Notes payable	142,413	136,944
Total Non-Current Liabilities	23,964,237	136,944
TOTAL LIABILITIES	26,183,229	6,369,698

Stockholders’ Equity
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, 2,000,000 and 2,000,000 shares issued and outstanding, respectively.	200	200
Common stock, $0.0001 par value, 500,000,000 shares authorized, 58,608,825 and 58,608,825 shares issued and outstanding respectively.	5,861	5,861
Additional paid-in capital	48,291,695	39,465,501
Accumulated deficit	(10,689,228)	(10,434,110)
Total Stockholders’ Equity	37,608,528	29,037,452
Non-controlling interests	(6,231,398)	(6,357,151)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,560,359	$29,049,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Revenues	$199,478	$-	$677,152	$-
Costs of revenues	31,786	-	145,545	-
Gross margin	167,692	-	531,607	-

Operating Expenses
Professional fees	-	14,500	-	14,795
Selling, general & administrative expenses	616,036	72	923,142	137
Total operating expenses	616,036	14,572	923,142	14,932

Net (loss) from operations	(448,344)	(14,572)	(391,535)	(14,932)

Other income (expenses)
Other income	5,644	-	10,664
Interest expense	-	(2,863)	-	(5,757)
Net loss (income) attributable to non-controlling interests	152,792	-	125,753
Net (loss) prior to income taxes	$(289,909)	$(17,435)	(255,118)	(20,689)
Income tax provision (benefit)	-	-	-	-
Net (loss) attributable to parent	$(289,909)	$(17,435)	(255,118)	(20,689)

Basic and diluted (loss) per share	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average number of shares outstanding	58,608,825	55,979,155	56,608,825	55,642,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDINGS, INC.

a/k/a FREEDOM ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS MARCH 31, 2025

(Unaudited)

	Preferred Stock		Common Stock		Paid-in	Subscription	Retained
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Deficit	NCI	Total
2023
Balance, September 30, 2023	-	$-	55,308,825	$5,531	$9,765,828	$(5,500)	$(10,177,748)	$-	$(411,889)
Net loss for the three months ended (unaudited)	-	-	-	-	-	--	(3,254)	-	(3,254)
Balance, December 31, 2023	-	$-	55,308,825	$5,531	$9,765,828	$(5,500)	$(10,181,002)	$-	$(415,143)
Sold common stock			1,000,000	100	1,400	-			1,500
Net loss for the three months ended (unaudited)							(17,435)		(17,435)
Balance March 31, 2024		$-	56,308,825	$5,631	$9,767,228	$(5,500)	$(10,198,437)	$-	$(431,078)

2024
Balance, September 30, 2024 (Restated)	2,000,000	$200	58,608,825	$5,861	$39,465,501	$-	$(10,434,110)	$(6,357,151)	$22,680,301
Net income for the three months ended (unaudited)	-		-	-	-	-	34,791	(27,039)	7,752
Balance, December 31, 2024	2,000,000	$200	58,608,825	$5,861	$39,465,501	$-	$(10,372,281)	$(6,384,190)	$22,688,053
Additional paid in capital	-	-	-	-	$8,826,194	-	-	-	8,826,194
Net income for the three months ended (unaudited)	-	-	-				$(289,909)	152,792	(137,117)
Balance, March 31, 2025	2,000,000	$200	58,608,825	$5,861	$48,291,695	$-	$(10,689,228)	$(6,231,398)	$31,377,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(255,118)	$(20,689)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations
Depreciation	62,706
Write-off of accounts receivable	300,708
Uncategorized expenses	13,505
Change in assets and liabilities
Investment tax credits	(3,546,414)
Other current assets	(626)
Notes receivable	11,667,182
Accrued project costs	13,099,290
Crypto currency coins	(600,000)
Other current assets	1,000
Deferred revenues	6,448,479
Credit card payables	11,532
Other accrued expenses	248,762
Accrued interest	5,469	5,757
Accounts payable and accruals	-	1,865
Net cash provided by (used in) operations	4,108,606	(13,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in intangible assets	(17,000)	-
Increase in fixed assets	(13,098,979)
Net cash (used in) investing activities	(13,115,979)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from additional paid in capital	8,826,194	11,000
Proceeds related party debt	125,753
Proceeds stock sales	-	1,500
Net cash provided by financing activities	8,951,947	12,500

Net change in cash and cash equivalents	(55,424)	(567)

Cash and cash equivalents, beginning of period	95,815	588
Cash and cash equivalents, end of period	$40,389	$21

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, which include the accounts for TAG and its majority owned subsidiaries including Candela Coin, Captain Manicorn and Standard Eco.  Any non-controlling interests associated with these subsidiaries are separately disclosed in the financial statements.

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

MARCH 31, 2025

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

Revenue Recognition

The Company has adopted Accounting Standards Codification (“ASC”) 606, “Revenue From Contracts With Customers”. Specifically, the Company recognizes revenue from the sale and installation of solar systems on a milestone basis. As these milestones are achieved the corresponding costs and revenue are recognized. To the extent that financing for these transactions is provided by the Company, interest is recognized over the term of the financing arrangement.

Revenues from Power Purchase Agreements (“PPA”) are recognized over the applicable term of the PPA as the solar assets are utilized and power is consumed by the customer.

Cost of Sales

The cost of sales associated with revenues from the sale of solar equipment and batteries is principally comprised of materials, equipment, parts and labor. These costs are recognized as they are incurred.

The costs associated with revenues recognized under PPA’s consist primarily of depreciation associated with the solar equipment used to generate the power being purchased under the PPA by third party customers.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2025 and September 30, 2024 were $40,389 and $95,815, respectively.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Inventories

Inventories consist of energy devices to be used in the solar incentive programs offer by TAG. These devices will be used as activity in the incentive programs increases.

Property, Plant & Equipment

Property, plant & equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property, plant and equipment and amortization of leasehold improvements are determined using the straight-line method over the estimated useful lives of the related assets shown below.

Building and improvements	35 years
Solar assets	30 years
Equipment, furniture & fixtures	5 years
Vehicles	5 years
Software	3 years
Leasehold improvements	The lesser of the lease term or the estimated useful life

Depreciation expense for the three and six months ended March 31, 2025 was $34,084 and $62,706, respectively. There was no depreciation expense for the three and six months ended March 31, 2024.

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

 FREEDOM ACQUISITION CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

There was no share-based expense for the three and six month periods ended March 31, 2025 and 2024.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of March 31, 2025.

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

As of March 31, 2025, the Company had unused net operating loss carry forwards of $10,689,228 available to reduce future federal taxable income. The Company’s ability to offset future taxable income, if any, with net operating loss tax carryforwards may be limited due to the non-filing of tax returns. Under the CARES act, net operating losses arising after 2017 can be carried forward indefinitely. Furthermore, changes in ownership may result in limitations under Internal Revenue Code Section 382.

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

MARCH 31, 2025

(Unaudited)

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

 FREEDOM ACQUISITION CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 3 – GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company has only recently begun generating revenues as a result of the TAG transaction on September 17, 2024 and has an accumulated deficit of $10,689,228 at March 31, 2025.  The Company generated a consolidated net profit after non-controlling interest for the three months ended December 31, 2024 of $34,791 and generated a consolidated net loss after non-controlling interest for six month periods ended March 31, 2025 of $255,118, and until the Company can demonstrate the ability to consistently generate net income and cash flows sufficient to support operating activities, substantial doubt about our ability to continue as a going concern will remain.

The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – PROPERTY, PLANT & EQUIPMENT

Property, plant & equipment consists of the following at March 31, 2025 and September 30, 2024, respectively:

	March 31,	September 30,
	2025	2024
Solar equipment	$20,779,946	$7,680,657
Autos and vehicles	146,432	146,432
Other equipment	59,047	59,358
Total	20,985,425	7,886,446
Less: accumulated depreciation	(126,690)	(63,983)
Total property, plant & equipment, net	$20,858,735	$7,822,463

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following at March 31, 2025 and September 30, 2024, respectively:

	March 31,	September 30,
	2025	2024
Customer lists and memberships	$586,430	$569,430
Exchange contracts	457,000	457,000
Websites and software	185,000	185,000
Media materials	392,000	392,000
Total intangible assets	$1,620,430	$1,603,430

NOTE 6 – CRYPTO CURRENCY TOKENS

The Company’s crypto currency tokens consisted of the following at March 31, 2025 and September 30, 2024, respectively

:

	March 31,	September 30,
	2025	2024
Candela tokens	$2,750,000	$2,250,000
CLA tokens	550,000	450,000
Total crypto currency tokens	$3,300,000	$2,700,000

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 8 – NOTES RECEIVABLE

The Company’s notes receivable consisted of the following at March 31, 2025 and September 30, 2024, respectively:

	March 31,	September 30,
	2025	2024
PPA notes	$11,526,591	$-
Related party	150,000	150,000
Total other assets	$11,676,591	$150,000

NOTE 9 – OTHER ASSETS

The Company’s other assets consisted of the following at March 31, 2025 and September 30, 2024, respectively:

	March 31,	September 30,
	2025	2024
Solar incentive program	$6,500,000	$6,500,000
Litigation settlement	6,410,000	6,410,000
Media partnership	1,200,000	1,200,000
Promoter and producer contracts	485,000	485,000
Security deposit	-	1,000
Total other assets	$14,595,000	$14,596,000

NOTE 10 – NOTES PAYABLE

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

Mr. Brian Kistler, a former related party of the Company, has also made loans to the Company under similar terms, to fund operating activities.

The following sets forth the outstanding principal and accrued interest at March 31, 2025 and September 30, 2024, respectively:

	March 31,	September 30,
	2025	2024
Note payable – Bruce Miller	$86,289	$86,289
Note payable – New Opportunity Business Solutions (Brian Kistler)	36,074	36,074
Other	20,050	14,581
Total note payable and accrued interest	$142,413	$136,944

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 11 – OTHER CURRENT PAYABLES

Accrued expenses totaled $202,470 and $102,426 at March 31, 2025 and September 30, 2024, respectively.

NOTE 12 – EQUITY

Preferred Stock

The preferred shares outstanding on March 31, 2025 and September 30, 2024, were 2,000,000 and 2,000,000, respectively.

Common Stock

Total common shares outstanding at March 31, 2025 and September 30, 2024 were 58,608,825 and 58,608,825, respectively.

NOTE 13 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no material subsequent events that require disclosure in these financial statements other than the following transaction.

As previously disclosed, on January 25, 2025, the Company acquired a 51% majority ownership in Renewable Energy Products Manufacturing Corp. (REPM), a leading provider of innovative commercial solar energy solutions. This strategic move is expected to integrate seamlessly into the TAG GRID and significantly enhance the Company's renewable energy capabilities, reinforcing the Company's commitment to sustainable energy development. Although this transaction was finalized it never really materialized from an operational perspective and in May of 2025 the parties decided to dissolve the agreement. No material funding was ever provided by TAG to REPM and no operating activities for REPM were ever consolidated in the operating results of TAG.

On April 22, 2025, TAG entered into a promissory note with a related party for $196,000. The note was used for general operating purposes and bears interest at 15% per annum, payable monthly at $2,450. The note is payable in full, including any unpaid interest, on July 22, 2025. The note is secured by the assets of TAG.

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

Results of Operations for the three months ended March 31, 2025 and 2024

Revenues:

Total Revenues: The Company generated revenues of $199,478 for the three months ended March 31, 2025, which was materially related to Power Purchase Agreements entered into with third parties.

There were no revenues generated during the three months ended March 31, 2024.

Expenses:

Total Costs of Revenues: Total costs of revenues for the three months ended March 31, 2025 were $31,786 and consisted primarily of depreciation and other costs related to the Power Purchase Agreements.

There were no costs of revenues for the three months ended March 31, 2024, as there were no revenues for that period.

Total Operating Expenses. Total operating expenses for the three months ended March 31, 2025 and March 31, 2024 were $616,036 and $14,932, respectively. Total operating expenses consisted of salaries and wages, accounting fees, legal fees, travel expenses and other normal recurring operating expenses.

The increase in operating expense for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was directly related to the TAG acquisition in September 2024, as prior to that time the Company had minimal operating activities.

Other Income (Expense): Total other income (expense) for the three months ended March 31, 2025 and 2024 was $5,644 and ($2,894), respectively.

Results of Operations for the six months ended March 31, 2025 and 2024

Revenues:

Total Revenues: The Company generated revenues of $677,152 for the six months ended March 31, 2025, which was materially related to Power Purchase Agreements entered into with third parties.

There were no revenues generated during the six months ended March 31, 2024.

Expenses.

Total Costs of Revenues: Total costs of revenues for the six months ended March 31, 2025 were $145,545 and consisted primarily of depreciation and other costs related to the Power Purchase Agreements.

There were no costs of revenues for the six months ended March 31, 2024, as there were no revenues for that period.

Total Operating Expenses. Total operating expenses for the six months ended March 31, 2025 and March 31, 2024 were $923,142 and $14,872, respectively. Total operating expenses consisted of salaries and wages, accounting fees, legal fees, travel expenses and other normal recurring operating expenses.

The increase in operating expense for the six months ended March 31, 2025 compared to the six months ended March 31, 2024 was directly related to the TAG acquisition in September 2024, as prior to that time the Company had minimal operating activities.

Other Income (Expense): Total other income (expense) for the six months ended March 31, 2025 and March 31, 2024 was $10,664 and ($5,757), respectively.

Financial Condition.

Total Assets. Total assets at March 31, 2025 and September 30, 2024 were $57,560,359 and $29,049,999, respectively. Total assets consisted primarily of net solar assets of $20,731,420 and zero; notes receivable of $11,676,591 and $150,000; Investment Tax Credits of $3,546,414 and zero; other assets of $14,595,000 and $14,596,000; and crypto currency tokens of $3,300,000 and $2,700,000, respectively.

Other assets consisted primarily of solar incentive programs of $6,500,000 and $6,500,000; litigation settlement of $6,410,000 and $6,410,000; and a media partnership of $1,200,000 and $1,200,000, respectively.

Total Liabilities. Total liabilities at March 31, 2025 and September 30, 2024 were $26,183,229 and $6,369,698, respectively. Total liabilities consisted primarily of accrued construction costs of $19,247,594 and $6,148,304; and deferred revenues of $6,448,479 and zero, respectively.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company generated a net loss of $289,909 for the three months ended March 31, 2025 and a net loss of $17,435 for the three months ended March 31, 2024, respectively. The Company has accumulated losses totaling $10,689,228 at March 31, 2025. Until the Company can consistently generate net income and positive cash flows from operations, it may require additional funding for continuing the development and marketing of products and future growth initiatives. As a result, this raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At March 31, 2025, the Company had a working capital surplus of $3,290,611, which will be used to support continuing operations in the near-term.

For the six months ended March 31, 2025, we generated cash from operating activities of $4,108,606 versus using cash of $13,067 in operations during the six months ended March 31, 2024. The net cash generated from and used in operating activities includes our net operating results, and the changes in our operating assets and liabilities.

Net cash used in investing activities totaled $13,115,979 and $0 for the six months ended March 31, 2025 and 2024, respectively. The cash was used to increase intangible assets.

Net cash provided by financing activities for the six months ended March 31, 2025 and 2024 was $8,951,947 and $0, respectively. Net cash provided by financing activities includes proceeds from notes payable.

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

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2025.

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

Changes in Internal Controls

During the three months ended March 31, 2025, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

FREEDOM HOLDINGS, INC.

NAME	TITLE	DATE

/s/ Pablo Diaz	Chief Executive Officer (Principal Executive Officer)	July 07, 2025
Pablo Diaz

/s/ Brian Odle	Interim Chief Financial Officer (Principal Financial Officer)	July 07, 2025
Brian Odle

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act. None.

