Form 10-Q
period 2025-06-30
Freedom Holdings, Inc.
filed 2025-08-25
CIK 1386044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: June 30, 2025

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________ to __________.

Commission file number: 000-54853

FREEDOM HOLDINGS, INC. a/k/a FREEDOM ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Florida	56-2560951
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4343 N Scottsdale Rd. #150 Scottsdale, AZ	85251
Address of Principal Executive Offices	Zip Code

1-888-974-6388

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of August 25, 2025, was 59,608,825.

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

2

FREEDOM HOLDINGS, INC.

A/K/A

 FREEDOM ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

Fiscal Period Ended June 30, 2025

3

Item 1. Financial Statements.

FREEDOM HOLDINGS, INC. a/k/a FREEDOM ACQUISITION CORP Index to the Condensed Unaudited Consolidated Financial Statements

FREEDOM HOLDINGS, INC.

a/k/a

FREEDOM ACQUISITION CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30, 2024
	2025	Restated
ASSETS	(unaudited)	(Audited)
Current Assets:
Cash	$65,078	$95,815
Marketable securities	1,260,000	1,260,000
Accounts receivable	-	300,708
Investment tax credits	3,546,414	-
Inventory	650,000	517,000
Notes receivable	140,591	-
Other current assets	5,209	4,583
Total Current Assets	5,667,292	2,178,106
Fixed assets, net	25,388,896	7,822,463
Intangible assets, net	1,608,430	1,603,430
Crypto currency tokens	2,735,000	2,700,000
Notes receivable	11,676,591	150,000
Other assets	14,595,000	14,596,000
TOTAL ASSETS	$61,671,209	$29,049,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued project costs	$1,583,825	$6,148,304
Credit cards payable	1,430	1,980
Deferred revenue	290,423	-
Accrued payroll & related amounts	128,762	-
Other current payables	376,619	82,470
Total Current Liabilities	2,381,059	6,232,754

Non-Current Liabilities
Deferred revenue	6,158,055	-
Accrued project costs	22,242,144	-
Notes payable	142,413	136,944
Total Non-Current Liabilities	28,542,612	136,944
TOTAL LIABILITIES	30,923,671	6,369,698

Stockholders’ Equity
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, 2,000,000 and 2,000,000 shares issued and outstanding, respectively.	200	200
Common stock, $0.0001 par value, 500,000,000 shares authorized, 58,608,825 and 58,608,825 shares issued and outstanding respectively.	5,861	5,861
Additional paid-in capital	47,837,990	39,465,501
Accumulated deficit	(10,886,013)	(10,434,110)
Total Stockholders’ Equity	36,958,038	29,037,452
Non-controlling interests	(6,210,500)	(6,357,151)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,671,209	$29,049,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues	$139,375	$-	$816,528	$-
Costs of revenues	53,526	-	199,072	-
Gross margin	85,849	-	617,456	-

Operating Expenses
Professional fees	-	11,569	-	26,364
Selling, general & administrative expenses	261,736	254,016	1,184,878	254,153
Total operating expenses	261,736	265,585	1,184,878	280,517

Net (loss) from operations	(175,887)	(265,585)	(567,422)	(280,517)

Other income (expenses)
Other income	-	34,000	10,664	34,000
Interest expense	-	(2,863)	-	(8,620)
Net loss (income) attributable to non-controlling interests	(20,898)	-	104,856
Net (loss) prior to income taxes	$(175,887)	$(234,448)	(556,758)	(255,137)
Income tax provision (benefit)	-	-	-	-
Net (loss) after to income taxes	$(175,887)	$(234,448)	(556,758)	(255,137)

Net (loss) attributable to parent	(196,785)	$(234,448)	(451,902)	(255,137)
Net loss (income) attributable to non- controlling interests	20,898	-	(104,856)	-
Net (loss) for the period	$(175,887)	$(234,448)	(556,758)	(255,137)

Basic and diluted (loss) per share	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average number of shares outstanding	58,608,825	58,191,243	58,608,825	56,488,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDINGS, INC.

a/k/a FREEDOM ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS JUNE 30, 2025

(Unaudited)

	Preferred Stock		Common Stock		Paid-in	Subscription	Retained
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Deficit	NCI	Total
2023
Balance, September 30, 2023	-	$-	55,308,825	$5,531	$9,765,828	$(5,500)	$(10,177,748)	$-	$(411,889)
Net loss for the three months ended (unaudited)	-	-	-	-	-	-	(3,254)	-	(3,254)
Balance, December 31, 2023	-	$-	55,308,825	$5,531	$9,765,828	$(5,500)	$(10,181,002)	$-	$(415,143)
Sold common stock			1,000,000	100	1,400	-			1,500
Net loss for the three months ended (unaudited)							(17,435)		(17,435)
Balance March 31, 2024	-	$-	56,308,825	5,631	9,767,228	(5,500)	(10,198,437)	$-	(431,078)
Issued stock for acquisition of MEDCann	-	-	-	-	-	10,000	-
Issued common stock for services	-	-	20,000,000	200	253,800	-	-	-	254,000
Sold common stock	-	-	100,000	10	4,990	-	-	-	5,000
Net loss for the three months ended (unaudited)	-	-	-	-	-	-	(234,448)	-	(234,448)
Balance June 30, 2024	-	$-	58,408,825	$5,841	$10,029,518	$4,500	$(10,432,885)	$-	$(393,026)

2024
Balance, September 30, 2024 (Restated)	2,000,000	$200	58,608,825	$5,861	$39,465,501	$-	$(10,434,110)	$(6,357,151)	$22,680,301
Net income for the three months ended (unaudited)	-		-	-	-	-	34,791	(27,039)	7,752
Balance, December 31, 2024	2,000,000	$200	58,608,825	$5,861	$39,465,501	$-	$(10,399,319)	$(6,384,190)	$22,688,053
Additional paid in capital	-	-	-	-	$8,826,194	-	-	-	8,826,194
Net income for the three months ended (unaudited)	-	-	-	-	-	-	$(289,909)	152,792	(137,117)
Balance, March 31, 2025	2,000,000	$200	58,608,825	$5,861	$48,291,695	-	$(10,689,228)	$(6,231,398)	$31,377,130
Additional paid in capital	-	-	-	-	(453,705)	-	-	-	(453,705)
Net income for the three months ended (unaudited)	-	-	-	-	-	-	(196,785)	20,898	$(175,887)
Balance, June 30, 2025	2,000,000	$200	58,608,825	$5,861	$47,837,990	$-	$(10,886,013)	$(6,210,500)	$30,747,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(451,902)	$(255,137)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations
Depreciation	118,322
Other income	(120,890)
Stock issued for services	-	254,000
Gain on extinguishment of payables	-	(34,000)
Write-off of accounts receivable	300,708
Uncategorized expenses	13,505
Change in assets and liabilities
Investment tax credits	(3,546,414)
Inventory	(133,000)
Other current assets	(626)
Notes receivable	11,667,182
Accrued project costs	17,677,665
Crypto currency coins	(35,000)
Other current assets	1,000
Deferred revenues	6,448,479
Credit card payables	(550)
Accrued interest	(5,469)	8,620
Accounts payable and accruals	422,910	11,100
Net cash provided by (used in) operations	9,021,556	(15,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in intangible assets	(5,000)	-
Increase in fixed assets	(17,566,433)	-
Net cash (used in) investing activities	(17,571,433)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from additional paid in capital	8,372,489	-
Proceeds (payments) of notes payables	-	(3,987)
Proceeds from related parties	-	1,000
Share of non-controlling interest	146,651
Proceeds from stock sales	-	20,000
Net cash provided by financing activities	8,519,140	17,013

Net change in cash and cash equivalents	(30,737)	1,596

Cash and cash equivalents, beginning of period	95,815	588
Cash and cash equivalents, end of period	$65,078	$2,184

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

JUNE 30, 2025

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2025 and September 30, 2024 were $65,078 and $95,815, respectively.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Depreciation expense for the three and nine months ended June 30, 2025 was $55,616 and $118,322, respectively. There was no depreciation expense for the three and nine months ended June 30, 2024.

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

There was no share-based expense for the three and nine month periods ended June 30, 2025 and 2024.

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of June 30, 2025.

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

As of June 30, 2025, the Company had unused net operating loss carry forwards of $10,886,013 available to reduce future federal taxable income. The Company’s ability to offset future taxable income, if any, with net operating loss tax carryforwards may be limited due to the non-filing of tax returns. Under the CARES act, net operating losses arising after 2017 can be carried forward indefinitely. Furthermore, changes in ownership may result in limitations under Internal Revenue Code Section 382.

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

JUNE 30, 2025

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

The restatement adjustments reflect corrections to:

•	Accounts receivable balances, which were previously overstated by approximately $8.9 million as of September 30, 2024.
•	Fixed assets, which were previously understated due to the misclassification of acquisition costs and capitalized expenditures.
•	Account payables, which were previously overstated due to misclassification of capitalized expenditures.
•	Reported revenues for the year ended September 30, 2024, which have been adjusted to reflect proper revenue recognition in accordance with ASC 606.
•	Additional paid-in capital, non-controlling interest, and other equity accounts related to merger and acquisition activity.

These corrections impacted the Company’s balance sheet, income statement, and statement of stockholders’ equity for the affected periods.

The following table summarizes selected financial line item changes for the year ended September 30, 2024:

Line Item	As Previously Reported	As Restated	Change
Revenues	$1,272,800	$52,400	$(1,220,400)
Cost of Sales	$(1,005,341)	$(20,877)	$984,464
Net Loss	$(20,426)	$(256,362)	$(235,936)
Accounts Receivable	$9,201,764	$300,708	$(8,901,056)
Fixed Assets, net	$141,806	$7,822,463	$7,680,657
Total Assets	$30,270,399	$29,049,999	$(1,220,400)
Account Payable	$7,132,768	$6,148,304	$(984,464)

Significant reclassification and corrections were made to align the Company's reporting with generally accepted accounting principles in the United States (“U.S. GAAP”).

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 3 – GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company has only recently begun generating revenues as a result of the TAG transaction on September 17, 2024 and has an accumulated deficit of $10,886,013 at June 30, 2025. The Company generated a consolidated net loss after non-controlling interest for the three months ended June 30, 2025 of $196,785 and generated a consolidated net loss after non-controlling interest for nine month periods ended June 30, 2025 of $451,902, and until the Company can demonstrate the ability to consistently generate net income and cash flows sufficient to support operating activities, substantial doubt about our ability to continue as a going concern will remain.

The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – PROPERTY, PLANT & EQUIPMENT

Property, plant & equipment consists of the following at June 30, 2025 and September 30, 2024, respectively:

	June 30,	September 30,
	2025	2024
Solar equipment	$25,358,322	$7,680,657
Autos and vehicles	146,432	146,432
Other equipment	59,358	59,358
Total	25,564,112	7,886,446
Less: accumulated depreciation	(175,216)	(63,983)
Total property, plant & equipment, net	$25,388,896	$7,822,463

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2025 and September 30, 2024, respectively:

	June 30,	September 30,
	2025	2024
Customer lists and memberships	$574,430	$569,430
Exchange contracts	457,000	457,000
Websites and software	185,000	185,000
Media materials	392,000	392,000
Total intangible assets	$1,608,430	$1,603,430

FREEDOM HOLDINGS, INC.

a/k/a

 FREEDOM ACQUISITION CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 6 – CRYPTO CURRENCY TOKENS

The Company’s crypto currency tokens consisted of the following at June 30, 2025 and September 30, 2024, respectively

	June 30,	September 30,
	2025	2024
Candela tokens	$2,250,000	$2,250,000
CLA tokens	485,000	450,000
Total crypto currency tokens	$2,735,000	$2,700,000

NOTE 7 – NOTES RECEIVABLE

The Company’s notes receivable consisted of the following at June 30, 2025 and September 30, 2024, respectively:

	June 30,	September 30,
	2025	2024
PPA notes	$11,526,591	$-
Related party	150,000	150,000
Total other assets	$11,676,591	$150,000

NOTE 8 – OTHER ASSETS

The Company’s other assets consisted of the following at June 30, 2025 and September 30, 2024, respectively:

	June 30,	September 30,
	2025	2024
Solar incentive program	$6,500,000	$6,500,000
Litigation settlement	6,410,000	6,410,000
Media partnership	1,200,000	1,200,000
Promoter and producer contracts	485,000	485,000
Security deposit	-	1,000
Total other assets	$14,595,000	$14,596,000

NOTE 9 – NOTES PAYABLE

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

 FREEDOM ACQUISITION CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The following sets forth the outstanding principal and accrued interest at June 30, 2025 and September 30, 2024, respectively:

	June 30,	September 30,
	2025	2024
Note payable – Bruce Miller	$86,289	$86,289
Note payable – New Opportunity Business Solutions (Brian Kistler)	36,074	36,074
Other	20,050	14,581
Total note payable and accrued interest	$142,413	$136,944

NOTE 10 – OTHER CURRENT PAYABLES

Accrued expenses totaled $376,619 and $102,426 at June 30, 2025 and September 30, 2024, respectively.

NOTE 11 – EQUITY

Preferred Stock

The preferred shares outstanding on June 30, 2025 and September 30, 2024, were 2,000,000 and 2,000,000, respectively.

Common Stock

Total common shares outstanding at June 30, 2025 and September 30, 2024 were 58,608,825 and 58,608,825, respectively.

NOTE 12 - SUBSEQUENT EVENTS

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

Results of Operations for the three months ended June 30, 2025 and 2024

Revenues:

Total Revenues: The Company generated revenues of $139,376 for the three months ended June 30, 2025, which was materially related to Power Purchase Agreements entered into with third parties.

There were no revenues generated during the three months ended June 30, 2024.

Expenses:

Total Costs of Revenues: Total costs of revenues for the three months ended June 30, 2025 were $53,526 and consisted primarily of depreciation and other costs related to the Power Purchase Agreements.

There were no costs of revenues for the three months ended June 30, 2024, as there were no revenues for that period.

Total Operating Expenses. Total operating expenses for the three months ended June 30, 2025 and June 30, 2024 were $261,736 and $265,585, respectively. Total operating expenses consisted of salaries and wages, accounting fees, legal fees, travel expenses and other normal recurring operating expenses.

The increase in operating expense for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was directly related to the TAG acquisition in September 2024, as prior to that time the Company had minimal operating activities.

Other Income (Expense): Total other income (expense) for the three months ended June 30, 2025 and 2024 was zero and ($2,894), respectively.

Results of Operations for the nine months ended June 30, 2025 and 2024

Revenues:

Total Revenues: The Company generated revenues of $816,528 for the nine months ended June 30, 2025, which was materially related to Power Purchase Agreements entered into with third parties.

There were no revenues generated during the nine months ended June 30, 2024.

Expenses.

Total Costs of Revenues: Total costs of revenues for the nine months ended June 30, 2025 were $199,072 and consisted primarily of depreciation and other costs related to the Power Purchase Agreements.

There were no costs of revenues for the nine months ended June 30, 2024, as there were no revenues for that period.

Total Operating Expenses. Total operating expenses for the nine months ended June 30, 2025 and June 30, 2024 were $1,184,878,142 and $280,517, respectively. Total operating expenses consisted of salaries and wages, accounting fees, legal fees, travel expenses and other normal recurring operating expenses.

The increase in operating expense for the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024 was directly related to the TAG acquisition in September 2024, as prior to that time the Company had minimal operating activities.

Other Income (Expense): Total other income (expense) for the nine months ended June 30, 2025 and June 30, 2024 was $10,664 and ($8,620), respectively.

Financial Condition.

Total Assets. Total assets at June 30, 2025 and September 30, 2024 were $61,671,209 and $29,049,999, respectively. Total assets consisted primarily of net solar assets of $25,261,269 and zero; notes receivable of $11,676,591 and $150,000; Investment Tax Credits of $3,546,414 and zero; other assets of $14,595,000 and $14,596,000; and crypto currency tokens of $2,735,000 and $2,700,000, respectively.

Other assets consisted primarily of solar incentive programs of $6,500,000 and $6,500,000; litigation settlement of $6,410,000 and $6,410,000; and a media partnership of $1,200,000 and $1,200,000, respectively.

Total Liabilities. Total liabilities at June 30, 2025 and September 30, 2024 were $30,923,671 and $6,369,698, respectively. Total liabilities consisted primarily of accrued construction costs of $ 23,825,969 and $6,148,304; and deferred revenues of $6,448,479 and zero, respectively.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company generated a net loss of $196,789 for the three months ended June 30, 2025 and a net loss of $234,448 for the three months ended June 30, 2024, respectively. The Company has accumulated losses totaling $10,886,013 at June 30, 2025. Until the Company can consistently generate net income and positive cash flows from operations, it may require additional funding for continuing the development and marketing of products and future growth initiatives. As a result, this raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At June 30, 2025, the Company had a working capital surplus of $3,286,233, which will be used to support continuing operations in the near-term.

For the nine months ended June 30, 2025, we generated cash from operating activities of $9,021,556 versus using cash of $ 15,417 in operations during the nine months ended June 30, 2024. The net cash generated from and used in operating activities includes our net operating results, and the changes in our operating assets and liabilities.

Net cash used in investing activities totaled $17,571,433 and zero for the nine months ended June 30, 2025 and 2024, respectively. The cash was used to increase fixed assets and intangible assets.

Net cash provided by financing activities for the nine months ended June 30, 2025 and 2024 was $8,519,140 and $17,013 respectively. Net cash provided by financing activities includes additional paid in capital.

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

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2025.

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

Changes in Internal Controls

During the three months ended June 30, 2025, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Item 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed herewith

(b)	Exhibits required by Item 601, Regulation SB;

	(3.0)		Articles of Incorporation

		(3.1)	Certificate of Incorporation	See Exhibit Key

		(3.2)	By-Laws	See Exhibit Key

	(31.1)		Certificate of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

	(32.1)		Certificate of Principal Executive Officer, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

	(31.2)		Certificate of Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

	(32.2)		Certificate of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(101.INS)			Inline XBRL Instance Document	Filed herewith
(101.SCH)			Inline XBRL Taxonomy Ext. Schema Document	Filed herewith
(101.CAL)			Inline XBRL Taxonomy Ext. Calculation Linkbase Document	Filed herewith
(101.DEF)			Inline XBRL Taxonomy Ext. Definition Linkbase Document	Filed herewith
(101.LAB)			Inline XBRL Taxonomy Ext. Label Linkbase Document	Filed herewith
(101.PRE)			Inline XBRL Taxonomy Ext. Presentation Linkbase Document	Filed herewith
(104)			Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 29, 2015.

3.2	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 29, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM HOLDINGS, INC.

NAME	TITLE	DATE

/s/ Pablo Diaz	Chief Executive Officer (Principal Executive Officer)	August 25, 2025
Pablo Diaz

/s/ Brian Odle	Interim Chief Financial Officer (Principal Financial Officer)	August 25, 2025
Brian Odle

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act. None.

