Form 10-K
period 2025-09-30
Awareness Group, Inc.
filed 2026-04-16
CIK 1386044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54163

THE AWARENESS GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	99-3065093
(State of incorporation)	(IRS Employer ID No.)

8175 E Evans Drive #13852 Scottsdale AZ 85267

(888) 974-6388

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share (Symbol: TAAG on OTCID)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

[Note: The Company is delinquent in its filing obligations; see Explanatory Note and Risk Factors.]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☐     No ☒

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions in Rule 12b-2 of the Exchange Act.

Large, accelerated filer ☐  Accelerated filer ☐  non-accelerated filer ☒  Smaller reporting company ☒  Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Aggregate market value of common stock held by non-affiliates: $.0101.

Shares outstanding as of April 13, 2026: 59,608,825

EXPLANATORY NOTE

This Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (this "Annual Report") is being filed later than the due date of December 29, 2025. As disclosed in the Company's Form NT 10-K filed under Rule 12b-25 on April 15, 2026 the delay in filing is the result of (i) the ongoing initial audit of the fiscal year ended September 30, 2025 by Shah Teelani & Associates, the Company's newly-engaged independent registered public accounting firm, and (ii) the concurrent re-audit by Shah Teelani & Associates of the consolidated financial statements for the fiscal year ended September 30, 2024 following the sanction of the Company's prior independent registered public accounting firm by the Securities and Exchange Commission.

The consolidated financial statements for the fiscal year ended September 30, 2024, included in this Annual Report have been re-audited and differ from the consolidated financial statements previously included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed in February 2025. The Company has concurrently filed, or will concurrently file, Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the "Form 10-K/A") to reflect the re-audited financial statements. See Note to the Consolidated Financial Statements — Restatement of Previously Issued Financial Statements.

2

PART I

Item 1. Business

Freedom Holdings, Inc., a/k/a Freedom Acquisition Corp., was incorporated in the State of Maryland on June 16, 2005. The Company was originally formed to participate in the mortgage industry but ceased mortgage operations during the 2008 housing crisis, at which time the Company acquired small oil and gas leases in southeast Kansas. In 2012 the Company sold those leases and commenced, unsuccessfully, an effort to develop asphalt-shingle recycling technology. From 2015 onward the Company assisted small private and public companies with the going-public process and with introductions to legal and audit firms. On January 18, 2023, the Company entered into a Definitive Agreement with MedCann Industries, Inc., whereby MedCann acquired a majority equity position in exchange for $50,000 and John Vivian was appointed Chief Executive Officer; this transaction closed on February 3, 2023. In June 2024, the Company ceased all MedCann-related operations. On September 17, 2024, the Company closed a reverse-merger transaction with The Awareness Group, LLC ("TAG"), whereby TAG became a wholly owned operating subsidiary of the Company. Under the terms of that transaction (i) TAG shareholders obtained control of 89.5% of FHLD through a restated Series A Preferred class, (ii) TAG's Chief Executive Officer Pablo Diaz and the TAG management team became the executive team of FHLD, and (iii) TAG appointed its existing board members to the FHLD board. For accounting purposes, the transaction is treated as a reverse recapitalization in which TAG is the accounting acquirer. See Note 4 to the Consolidated Financial Statements — Business Combination. In September 2025, FINRA approved the name change to The Awareness Group, Inc and the ticker was adjusted to TAAG.

Overview

TAG is an integrated infrastructure and service provider to the alternative-energy industry. Through our proprietary national platform, the TAG GRID, we deliver a full suite of support services that enable solar sales organizations and licensed contractors to more efficiently develop and deploy residential and commercial solar energy projects. Our direct customers are industry service providers — sales teams and installers — who in turn serve homeowners and businesses as end users. TAG does not perform installations, nor does it employ solar sales agents. Instead, we support our customers through five interconnected business units operating under the TAG GRID platform: TAG Financial Services, TAG Capital, TAG Construction, TAG Distribution, and the TAG Dealer & Broker Network.

The TAG GRID Platform

•	TAG Financial Services: Supports sales organizations and EPCs by preparing contracts, structuring financing solutions, performing quality assurance and sales closings, and servicing consumer loans. Approximately 54% of total revenue.
•	TAG Capital: Manages TAG's internal fund; originates proprietary prepaid Power Purchase Agreements (PPAs), consumer loan notes, and Investment Tax Credit (ITC) monetization. Approximately 12% of total revenue.
•	TAG Construction: Maintains a vetted national network of licensed solar contractors; earns a markup on labor and installation scope. Approximately 9% of total revenue.
•	TAG Distribution: Procures solar materials at scale through national manufacturer and distributor relationships and resells them to the contractor network at a markup. Approximately 11% of total revenue.
•	TAG Dealer & Broker Network: Trains, vets and onboards independent sales representatives and organizations who refer projects to TAG. Approximately 14% of total revenue.

Subsidiaries

As of the date of this prospectus, Freedom Holdings, Inc. operates through multiple majority- and minority-owned subsidiaries that support various aspects of our integrated solar financing, marketing, installation, and technology strategy. The principal subsidiaries are described below.

•

The Awareness Group, LLC (TAG). Wholly owned operating subsidiary acquired in the September 17, 2024, reverse merger. TAG is the operator of the TAG GRID platform and is the accounting acquirer in the reverse recapitalization.

•

Captain Manicorn. A digital media and customer-acquisition subsidiary in which the Company holds a 51% majority interest. Captain Manicorn focuses on social media content creation, video production, sweepstakes campaigns, and digital engagement to direct high-intent leads to the Company's solar financing platform. The remaining 49% is held by unrelated third-party individuals who are not officers, directors, or affiliates of the Company. The Company exercises operational and financial control over Captain Manicorn.

•	Candela Coin. A technology-driven subsidiary that integrates blockchain and Internet-of-Things (IoT) infrastructure into the Company's renewable-energy ecosystem. Candela Coin operates a tokenized loyalty rewards platform, issuing Candela Coins to customers based on verified solar energy production.
•

Standard Eco. The Company's primary solar installation partner, majority-owned by the Company. Standard Eco is responsible for residential and commercial solar installations nationwide, including permitting, construction, compliance, and commissioning.

•

Southwest Financial. The Company's financial services and underwriting arm, responsible for originating, reviewing, and administering consumer loan notes and prepaid PPAs. Southwest Financial performs creditworthiness assessments, verifies system production forecasts, and structures solar financing terms.

•	Hard Solar portfolio.; 634 -project count at Sep-30-2025 per Controller schedule; Sep-30-
•	REPM Acquisition and Unwind. On January 25, 2025, the Company entered into an Equity Purchase Agreement with Renewable Energy Products Manufacturing Corp. ("REPM") pursuant to which the Company acquired a 51% ownership interest in REPM and an option to acquire the remaining 49% subject to an EBITDA condition. On June 26, 2025, the Company and REPM mutually agreed to unwind the acquisition after REPM was determined not to be fulfilling the needs anticipated by TAG.

Employees

As of September 30, 2025, we had 11 full-time employees. None of our employees is represented by a labor union.

Available Information

Our Internet address is www.awarenessgroup.llc We make our SEC filings available free of charge on our website as soon as reasonably practicable after filing. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

Item 1A. Risk Factors

You should carefully consider the risks described below, together with all of the other information in this Annual Report, before making an investment decision. Our business, financial condition, results of operations or liquidity could be materially adversely affected by any of these risks.

Substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements for the fiscal years ended September 30, 2025, and September 30, 2024, have been prepared on a going-concern basis. We have a history of operating losses and, as of September 30, 2025, had an accumulated deficit of $1,357,440 and limited cash resources. Our independent registered public accounting firm's report contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our continued operations are highly dependent upon our ability to increase revenues, manage operating costs, and complete additional equity and/or debt financings. If we are unable to secure additional capital, we may be required to scale back or cease operations and investors in our common stock could lose all or part of their investment.

We changed our independent registered public accounting firm following an SEC enforcement action against our prior auditor, and the fiscal year ended September 30, 2024, is being re-audited.

On April 25, 2025, the Company dismissed Olayinka Oyebola & Co. (PCAOB ID 5968) as its independent registered public accounting firm following the enforcement action brought by the Securities and Exchange Commission against that firm and its principal. On March 24, 2026, the Company engaged Shah Teelani & Associates of Ahmedabad, India to audit the Company's consolidated financial statements for the fiscal year ended September 30, 2025 and to re-audit the consolidated financial statements for the fiscal year ended September 30, 2024 that were previously audited by Olayinka Oyebola & Co. and included in our Annual Report on Form 10-K filed in February 2025. The staff of the SEC has informed the Company that the prior audit opinion issued by Olayinka Oyebola & Co. with respect to the fiscal year ended September 30, 2024 may no longer be relied upon, and that the fiscal 2024 financial statements must be re-audited before the Company's pending registration statement on Form S-1 can be declared effective. The re-audit process may result in restatements of previously reported financial information, additional audit scope and cost, and further delays in our regulatory filings, any of which could have a material adverse effect on the Company. A Current Report on Form 8-K reporting the change of auditors under Item 4.01 of Form 8-K is expected to be filed on April 15, 2026, such filing may be later than the four-business-day window prescribed by Form 8-K.

We are delinquent in filing our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, was due on December 29, 2025, and has not yet been filed as of the date of this prospectus. The delay is the result of the ongoing initial audit of the fiscal year ended September 30, 2025, and the concurrent re-audit of the fiscal year ended September 30, 2024, by our newly engaged independent registered public accounting firm. We intend to file a Form NT 10-K (Notification of Late Filing) under Rule 12b-25 and to file the Annual Report on Form 10-K as soon as practicable following completion of the audit. Our delinquency in filing periodic reports may result in the loss of our status as a current filer, the inability to use short-form registration statements, limitations on the availability of Rule 144 for our shareholders, and potential enforcement action by the Securities and Exchange Commission. The staff of the SEC may decline to declare the pending S-1 registration statement effective until we are current with our periodic reporting obligations.

Our prior auditor was charged by the SEC with aiding and abetting antifraud violations.

Our prior independent registered public accounting firm, Olayinka Oyebola & Co. (Chartered Accountants), and its principal, Olayinka Oyebola, were charged by the Securities and Exchange Commission with aiding and abetting violations of the antifraud provisions of the federal securities laws. The SEC's complaint alleged that the firm failed to take action upon learning that a client created fake audit reports bearing the principal's signature for use in SEC filings. The relief sought included potential civil penalties and an order permanently barring the principal from acting as an auditor for U.S. public companies. These circumstances contributed to the Company's decision to change auditors. See the SEC press release at https://www.sec.gov/newsroom/press-releases/2024-157.

Level 3 fair-value measurements are subject to significant estimation uncertainty.

As described in Note 5 to the Consolidated Financial Statements, we have elected to measure our Hard Solar operating portfolio (634 projects) at fair value as of September 30, 2025, in accordance with ASC 820, using unobservable Level 3 inputs. The adopted Conservative (Low) fair value of $60,524,911 has been determined from an average installed cost of $75,766 per project, an Investment Tax Credit (ITC) realization rate of 46.3%, a DCF multiplier of 1.8x and an ITC realization probability of 70.0%. Under less conservative assumptions, our Base and Optimistic reference scenarios would produce fair values of approximately $89.8 million and $127.8 million, respectively, though only the Conservative scenario has been adopted on the balance sheet. Our internally developed platform assets — including the TAG Enterprise / TAG GRID platform, the PPA Finance Program, the Candela Coin tokenized loyalty platform, and the Captain Manicorn media subsidiary,— have been derecognized from the consolidated balance sheet through a prior-period restatement (see Note 2) charged against additional paid-in capital, reflecting management's determination that such assets either fail capitalization criteria under ASC 350-40 / ASC 985-20, represent period costs under ASC 720, or constitute unrealized gain contingencies under ASC 450. No fair-value election was in effect on September 30, 2024; accordingly, the September 30, 2024, balance sheet is presented at carrying value per the Company's predecessor consolidated financial statements, and all of the fair-value revaluation surplus of $31,547,080 is recorded in the fiscal year ended September 30, 2025. Fair-value measurements are inherently subjective and dependent on the assumptions identified above. Actual results could differ materially from these estimates, and the final measurements included in the audited financial statements will reflect the methodology confirmed by the Company's independent registered public accounting firm.

We depend on the continued services of our Chief Executive Officer.

Our ability to compete and develop our business is largely dependent on the services of Pablo Diaz, our Chief Executive Officer, and certain third-party consultants and suppliers who assist him. We do not maintain key-man life insurance on Mr. Diaz. The loss of Mr. Diaz's services would have a material adverse effect on our business.

Our common stock is a penny stock with limited trading volume.

Our common stock trades on the OTCID market under the symbol "TAAG" at prices below $5.00 per share and is therefore classified as a "penny stock" under the rules of the Securities and Exchange Commission. The penny-stock rules impose additional sales-practice requirements on broker-dealers, which may reduce the trading activity in, and liquidity of, our common stock.

Sales under the SPA will cause dilution and may depress the market price of our common stock.

On January 30, 2025, the Company entered into a Standby Share Purchase Agreement (the "SPA") pursuant to which the Selling Stockholder has committed to purchase up to $10,000,000 of our common stock at formula-based discounts to volume-weighted average price. Issuances under the SPA will be dilutive to existing stockholders and the perception that such issuances may occur could cause the market price of our common stock to decline.

We do not have a traditional credit facility.

We do not presently have a traditional credit facility with a financial institution. To fund working capital, we have historically relied on advances from our Chief Executive Officer, which accrue interest at 12.75% per annum, and on convertible promissory notes issued from time to time. This internal funding approach limits our ability to scale rapidly.

Our corporate governance measures are limited.

We have not voluntarily implemented many of the corporate-governance measures that would be required of companies listed on a national securities exchange. We do not have an audit committee, a compensation committee, or a nominating committee, and we do not have an "audit committee financial expert" as defined in Item 401 of Regulation S-K.

We are a smaller reporting company and an emerging growth company.

As a smaller reporting company and an emerging growth company, we are entitled to reduced disclosure requirements, including only two years of audited financial statements and reduced executive-compensation disclosure. As a result, the information we provide to investors may be less comprehensive than that provided by other public companies.

Our statement of cash flows contains a reconciliation gap that may require adjustment.

Management's draft consolidated statement of cash flows for the fiscal year ended September 30, 2025, contains an approximately $109,000 reconciliation difference between the subtotal of identified cash flows and the change in cash and cash equivalents per the consolidated balance sheet. This gap is believed to relate to movements in deferred construction costs, contract liabilities, and intercompany cash flows that are not yet fully captured in the consolidating cash-flow workpapers. The Company is working with Shah Teelani & Associates to identify and properly classify the reconciling items. If the reconciliation reveals misclassified or unrecorded transactions, additional adjustments to operating, investing, or financing cash flows may be necessary. While the $109,000 gap is not material to total cash flows, the existence of a reconciliation difference is indicative of the Company's overall internal-control weaknesses described in Item 9A.

The share count of our common stock requires reconciliation with the transfer agent.

The Company's August 2025 S-1/A amendment reported 58,608,825 common shares outstanding on the cover page but 3,388,065,460 common shares outstanding in the Security Ownership section. This inconsistency has not yet been resolved. Management is working with the Company's transfer agent to determine the correct number of authorized and outstanding common shares and to reconcile any discrepancies arising from historical stock splits, reverse splits, or other corporate actions. If the higher figure is correct, the Company's per-share metrics, penny-stock status, and market capitalization disclosures will differ materially from those implied by the lower figure. Investors should not rely on either share count until this reconciliation is complete.

Legal proceedings.

On April 25, 2025, the Company was named as a defendant in a complaint relating to an agreement entered into by the Company's prior management team, in which the plaintiff alleges it is owed compensation for services rendered in relation to the acquisition of The Awareness Group. As of April 2026, the case is ongoing.

Item 1B. Unresolved Staff Comments

None, other than the staff comments issued in connection with the Company's pending registration statement on Form S-1 (File No. 333-285724), which comments led to the re-audit of the Company's fiscal 2024 consolidated financial statements described in the Explanatory Note to this Annual Report.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company has implemented a cybersecurity risk management program that is integrated into its overall enterprise risk management framework. Our program is designed to identify, assess and manage material risks from cybersecurity threats across our operations, including the TAG GRID technology platform, the Candela Coin tokenized loyalty platform, Captain Manicorn digital media assets, and the Hard Solar portfolio management systems.

Key elements of our cybersecurity risk management program include:

•	periodic risk assessments to identify and evaluate potential cybersecurity threats to the Company's information systems, data assets, and operational technology;
•	access controls, multi-factor authentication, encryption of sensitive data at rest and in transit, and network segmentation to protect the TAG GRID platform and customer-facing applications;
•	endpoint detection and response software, firewall and intrusion-detection systems, and monitoring of network activity for anomalous behavior;
•	an incident response plan that establishes procedures for containment, eradication, recovery, and notification in the event of a cybersecurity incident;
•	employee security awareness training provided to all personnel upon onboarding and periodically thereafter;
•	regular backup procedures for critical data and systems, with periodic testing of disaster-recovery capabilities; and
•	contractual requirements for third-party service providers to maintain cybersecurity practices consistent with industry standards.

As a smaller reporting company with limited resources, the Company has not yet engaged a third-party cybersecurity firm to conduct independent penetration testing or vulnerability assessments. Management intends to engage such a firm as operational scale and resources permit.

During the fiscal year ended September 30, 2025, the Company did not identify any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. However, there can be no assurance that the Company will not experience a material cybersecurity incident in the future. See "Risk Factors" for additional discussion of cybersecurity-related risks.

Governance

Board of Directors Oversight. The Board of Directors is responsible for overseeing the Company's management of cybersecurity risk. The Board receives periodic briefings from management on the status of the Company's cybersecurity program, emerging threats, and any significant incidents. The independent directors have been designated to provide additional oversight of technology and cybersecurity matters as the Company's governance structure matures.

Management's Role. The Company's Chief Executive Officer, Pablo Diaz, and Interim Chief Financial Officer, Brian Odle, are responsible for the day-to-day management of cybersecurity risk. Mr. Diaz oversees the TAG GRID platform's technology infrastructure and works with the Company's technical contractors to ensure that appropriate security controls are in place. Management reports to the Board on cybersecurity matters at least quarterly and immediately upon the occurrence of any material or potentially material cybersecurity incident.

Item 2. Properties

Our principal executive offices are located at 7575 E Redfield Rd Scottsdale AZ where we lease approximately 1500 square feet of office space for $3500 per month on a month-to-month basis. The Hard Solar portfolio of operating solar projects is located at customer sites throughout the continental United States.

Item 3. Legal Proceedings

On April 25, 2025, the Company was named as a defendant in a complaint relating to an agreement entered into by the Company's prior management team. The plaintiff alleges it is owed compensation for services rendered in relation to the acquisition of The Awareness Group. As of April 2026, the case is ongoing.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCID market under the symbol "TAAG". As of September 30, 2025, there were approximately 113 record holders of our common stock. Registered holders do not include stockholders whose stock is held in street name. We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

The following table sets forth the high and low closing sales prices of our common stock as reported on the OTC Pink market for each fiscal quarter during the periods indicated:

Fiscal Quarter	High	Low
Fiscal Year 2024:
Q1 (Oct–Dec 2023)	$3975	$0230
Q2 (Jan–Mar 2024)	$.3780	$.0006
Q3 (Apr–Jun 2024)	$.3780	$.0230
Q4 (Jul–Sep 2024)	$3780	$.0230
Fiscal Year 2025:
Q1 (Oct–Dec 2024)	$0.208	$0.102
Q2 (Jan–Mar 2025)	$40	$.112
Q3 (Apr–Jun 2025)	$.13	$.05
Q4 (Jul–Sep 2025)	$079	$.0232

Issuer Purchases of Equity Securities. The Company did not repurchase any of its equity securities during the fourth quarter of fiscal 2025.

Recent Sales of Unregistered Securities: There have been no unregistered issuances during fiscal 2025 not previously reported on a Form 8-K, including convertible note conversions, share-based compensation grants to employees and consultants, and any put-share issuances under the Standby Share Purchase Agreement dated January 30, 2025.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All statements contained in this prospectus that are not historical facts, including statements regarding anticipated activity, are "forward-looking statements" within the meaning of the federal securities laws, involve a number of risks and uncertainties and are based on our beliefs and assumptions and information currently available to us. Words such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "project," "potential," "forecast," "continue," "strategy," and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted. We do not intend to update these forward-looking statements except as required by law.

Overview

TAG is an integrated infrastructure and service provider to the alternative-energy industry. Through our proprietary national platform, the TAG GRID, we deliver a full suite of support services that enable solar sales organizations and licensed contractors to more efficiently develop and deploy residential and commercial solar energy projects. Our direct customers are industry service providers — sales teams and installers — who in turn serve homeowners and businesses as end users. TAG does not perform installations, nor does it employ solar sales agents. Instead, we support our customers through five interconnected business units operating under the TAG GRID platform: TAG Financial Services, TAG Capital, TAG Construction, TAG Distribution, and the TAG Dealer & Broker Network.

Results of Operations

RESULTS OF OPERATIONS — FINAL CONSOLIDATED VERSION WITH COMMENTARY

Revenues

For the fiscal year ended September 30, 2025, the Company recognized revenue of $540,891, as compared to $604,789 for the fiscal year ended September 30, 2024 (As Restated). The fiscal 2024 figures have been restated to reflect the full fiscal year of TAG operations, as TAG is the accounting acquirer in the September 2024 reverse recapitalization. The originally filed Form 10‑K included only the two‑week post‑merger stub period, which reported $52,400 of revenue.

The year‑over‑year decrease in recognized revenue is primarily attributable to the timing of revenue recognition under ASC 606 rather than a decline in operational activity. During fiscal 2025, the Company executed a higher volume of prepaid Power Purchase Agreements and originated consumer loan notes with gross transaction values substantially exceeding the revenue recognized in the period. However, under ASC 606, revenue is recognized only when the Company satisfies its performance obligations. A significant portion of the economic value generated in fiscal 2025 relates to long‑term contractual arrangements for which performance obligations will be satisfied — and revenue recognized — in future periods.

Accordingly, the decline in recognized revenue reflects the timing of revenue recognition relative to contract structure, not a reduction in sales activity or customer demand. Fiscal 2025 revenue is final based on the Company’s application of ASC 606 and completion of audit procedures.

Cost of Revenue and Gross Profit

Cost of revenue for the fiscal year ended September 30, 2025, was $187,906, producing a gross profit of $352,985 and a gross margin of approximately 65.3%. Cost of revenue for the fiscal year ended September 30, 2024 (As Restated) was $34,605, producing a gross profit of $570,184 and a gross margin of approximately 94.3%.

The restated fiscal 2024 gross margin reflects TAG’s operating model during that period, which consisted primarily of origination, administrative, and coordination activities with minimal associated cost of revenue. In fiscal 2025, the Company expanded its operational footprint, including increased utilization of licensed third‑party solar contractors and higher commission payments to third‑party sales organizations. These activities carry direct costs that were not present, or were present at a significantly lower scale, in the restated fiscal 2024 period.

The resulting margin compression from 94.3% to 65.3% reflects the Company’s transition from a limited‑scope administrative model to a more operationally active model with increased fulfilment activity, rather than deterioration in pricing or unit economics.

Operating Expenses

Operating expenses for the fiscal year ended September 30, 2025, were $967,315, substantially all of which represents selling, general and administrative expenses. Operating expenses for the fiscal year ended September 30, 2024 (As Restated) were $702,068, an increase of $265,247. The increase primarily reflects higher professional and audit fees associated with SEC reporting, the ongoing S‑1 registration process, and expansion of back‑office capacity to support the Company’s operational growth and public‑company compliance requirements.

The originally filed fiscal 2024 results included $254,000 of stock‑based compensation. During the restatement process, management and the auditors reviewed the underlying equity issuances and determined that the previously recorded amount did not meet the criteria for stock‑based compensation expense under ASC 718. The related issuances were reclassified to equity as capital contributions rather than period expenses. As a result, the restated fiscal 2024 operating expenses no longer include stock‑based compensation.

Other Expense

Interest expense for the fiscal year ended September 30, 2025, was $150,436, primarily attributable to advances from the Chief Executive Officer (which accrue interest at 12.75% per annum) and convertible promissory notes. Interest expense for fiscal 2024 (As Restated) was $2,088.

The Company recorded $322,489 of assets written off during fiscal 2025, principally related to the unwind of the REPM acquisition. The Company recognized gains on extinguishment of debt of $3,395 in fiscal 2025 and $24,839 in fiscal 2024 (As Restated), and other income of $1,424 in fiscal 2024 (As Restated).

Net Loss

Net loss for the fiscal year ended September 30, 2025 was $1,083,860, of which $102,724 was attributable to non‑controlling interests and $981,136 was attributable to stockholders of Freedom Holdings, Inc. Net loss for the fiscal year ended September 30, 2024 (As Restated) was $107,709, of which $75,209 was net income attributable to non‑controlling interests and $182,918 was a net loss attributable to the Company.

Liquidity and Capital Resources

Liquidity and Capital Resources. As of September 30, 2025, the Company held approximately $89,914 in cash and cash equivalents, compared to $74,952 on September 30, 2024 (As Restated). The Company had a working capital deficit of approximately $10,727,376 on September 30, 2025. We have incurred substantial net losses since inception, resulting in an accumulated deficit of $1,357,440 on September 30, 2025 (compared to an accumulated deficit of $376,304 on September 30, 2024, As Restated — see Note 2 to the consolidated financial statements for a description of the prior-period restatement charged against additional paid-in capital). We have historically funded operations through advances from our Chief Executive Officer (which accrue interest at 12.75% per annum and, as of September 30, 2025, aggregated approximately $965,000), convertible promissory notes, and the issuance of equity. These conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm's report on the consolidated financial statements included elsewhere in this prospectus contains an explanatory paragraph describing this uncertainty. Our continued operations are dependent on our ability to (i) increase revenues through the TAG GRID platform and the build-out of the TAG Capital portfolio, (ii) manage operating costs, (iii) complete the SPA equity line funding and additional debt or equity financings, and (iv) realize the Investment Tax Credit and long-term cash flows associated with the Hard Solar operating portfolio measured at fair value under ASC 820 (see Note 5). There is no assurance that such financings or realizations will succeed. Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or liquidity that is material to investors.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of the Hard Solar operating portfolio measured under ASC 820 (see Note 5), the useful lives of solar infrastructure assets, the valuation of cryptocurrency holdings, and the recoverability of consumer loan notes and PPA receivables. Revenue Recognition. Revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers. For prepaid PPAs, revenue is recognized on a milestone or ratable basis depending on system commissioning and the satisfaction of performance obligations. For consumer loan notes, the Company recognizes origination fees at the point of sale or servicing income over the life of the loan, depending on whether servicing rights are retained. Revenue from TAG Distribution and TAG Construction is recognized when control of the underlying goods or services transfers to the customer. Business Combinations. The Company accounts for business combinations under ASC 805, Business Combinations, using the acquisition method. The purchase consideration is allocated to assets acquired and liabilities assumed based on their acquisition-date fair values, with any excess recorded as goodwill. The reverse-merger transaction with TAG on September 17, 2024, has been accounted for as a reverse recapitalization, with TAG treated as the accounting acquirer. See Note 4. Fair Value Measurements. The Company measures certain assets and liabilities at fair value in accordance with ASC 820, using a three-level hierarchy based on observability of inputs. See Note 5 for Level 3 disclosures. Recent Accounting Pronouncements. The Company has evaluated recently issued accounting pronouncements and does not believe that any of them will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Management's Outlook — Assessment of Future Value

The Company has adopted a two-pronged approach to the presentation of value in its public filings. Under the first prong, the consolidated balance sheet carries the GAAP-defensible exit valuation of the Company's assets as measured under ASC 820 — that is, the price a market participant would pay to acquire these assets today, in their current condition, based on currently available evidence. This measurement does not include the value of future business that has not yet been contracted, unexecuted pipeline, or strategic optionality. Under the second prong, described in this section, management presents its assessment of the Company's future value potential based on forward-looking assumptions and projections.

Management believes the current balance sheet fair values do not fully reflect the growth trajectory and earnings potential of the business. The Company's $45 million contracted pipeline, the scalability of the TAG GRID platform, and the expansion of the dealer and contractor network represent significant future value that, while not yet recognizable on the balance sheet under GAAP, is central to the investment thesis. Management's forward-looking assessment, based on a discounted cash flow analysis using the following key assumptions, indicates a substantially higher potential enterprise value:

•	Annual project growth rate: 25% (based on current pipeline momentum and $45M contracted backlog)
•	Gross margin per project: 40% (based on actual APA sale economics and financier pricing)
•	Weighted average cost of capital (WACC): 15% (reflecting the Company's current risk profile as a micro-cap with limited operating history)
•	Terminal growth rate: 3% (aligned with long-term GDP growth and clean energy sector expansion)
•	Terminal value methodology: Gordon Growth Model applied to Year 5 free cash flow

The detailed assumptions, year-by-year projections, and sensitivity analysis supporting this assessment are available in the Company's investor presentation, which is published on the Company's website at www.awarenessgroup.llc. The investor presentation carries the customary forward-looking statements disclaimer in compliance with the safe harbour provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected due to factors including, but not limited to: delays in project permitting and interconnection; changes in federal or state solar incentive programs; fluctuations in equipment costs and labor availability; the Company's ability to secure project financing on favorable terms; competitive dynamics in the residential and commercial solar market; and the other risk factors described in Item 1A of this Annual Report. Investors should not place undue reliance on these projections.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or liquidity that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required by this Item.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required by this Item, and the report of the independent registered public accounting firm thereon, are set forth beginning on page F-1 of this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Freedom Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Freedom Holdings, Inc. and subsidiaries (the "Company") as of September 30, 2025 and September 30, 2024 (As Restated), the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended September 30, 2025, and the related notes (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and September 30, 2024, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has incurred recurring net losses, has negative working capital, and is dependent on related-party advances and equity financings. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit that were communicated or required to be communicated to the audit committee (or the Board of Directors, as the Company does not have an audit committee) and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex auditor judgment.

Fair Value of Intangible and Platform Assets (Level 3). As described in Note 6, the Company measures its TAG Enterprise SOTP intangible assets and Hard Solar operating portfolio at fair value using Level 3 unobservable inputs.

Reverse Recapitalization Accounting (ASC 805). As described in Note 5, the reverse-merger with The Awareness Group was accounted for as a reverse recapitalization.

Restatement of Fiscal 2024 Financial Statements. As described in Note 2, the fiscal 2024 financial statements have been restated.

Shah Teelani & Associates

PCAOB ID: 7161

Ahmedabad, India

April 15, 2026

We have served as the Company's auditor since 2026.

Consolidated Balance Sheets

(amounts in U.S. dollars)

	Sep 30, 2025	Sep 30, 2024 (As Restated)
ASSETS	—	—
Current assets:	—	—
Cash and cash equivalents	89,914	74,952
Accounts receivable, net	0	300,708
Inventory	650,000	517,000
Other current assets	3,554	3,983
Total current assets	743,468	896,643
Non-current assets:	—	—
Solar project portfolio, at fair value (FY25) / at cost (FY24) (Note 6)	28,977,831	6,870,822
Other property and equipment, net	141,885	128,980
Cryptocurrency holdings (CLA + Candela tokens) (Note 7)	2,735,000	2,700,000
Total non-current assets	31,854,716	9,699,802
TOTAL ASSETS	32,598,184	10,596,445
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	—	—
Current liabilities:	—	—
Credit cards payable	8,354	1,980
Accrued payroll and related amounts	200,561	108,033
Deferred construction costs — current	10,302,106	6,870,822
Notes payable — current portion	435,240	53,561
Convertible promissory notes	160,000	0
Accrued interest	124,112	9,001
Contract liability — solar projects	171,453	211,463
Other current payables	69,020	69,020
Total current liabilities	11,470,844	7,323,880
Long-term liabilities:	—	—
Notes payable — long-term	141,990	142,413
Deferred construction costs — long-term	18,808,950	0
Total long-term liabilities	18,950,940	142,413
Total liabilities	30,421,785	7,466,293
Stockholders' equity (deficit):	—	—
Preferred stock — Series A ($0.0001 par)	1,000	1,000
Common stock ($0.0001 par; 59,608,803 issued Sep-25; 58,608,803 issued Sep-24)	5,961	5,861
Additional paid-in capital (As Restated; see Note 2)	0	0
Fair-value revaluation surplus — Solar Portfolio (Note 6)	31,547,080	0
Accumulated deficit	(4,361,722)	(3,510,591)
Total equity attributable to TAAG	4,354,761	(3,503,730)
Non-controlling interests	6,531,160	6,633,884
Total stockholders' equity	33,723,499	3,130,154
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	32,598,184	10,596,447

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	FY Sep 30, 2025	FY Sep 30, 2024 (As Restated)
Revenue	540,891	604,789
Cost of revenue	187,906	34,605
Gross profit	352,985	570,184
Stock-based compensation	0	0
Professional fees	1,000	0
Selling, general and administrative	966,315	702,068
Total operating expenses	967,315	702,068
Loss from operations	(614,330)	(131,884)
Interest expense	(150,436)	(2,088)
Gain on extinguishment of debt	3,395	24,839
Other income	0	1,424
Assets written off (REPM unwind)	(322,489)	—
Loss before income taxes	(1,083,860)	(107,709)
Income tax provision	0	0
Net loss	(1,083,860)	(107,709)
Less: net income (loss) attrib. to NCI	(102,724)	75,209
Net loss attributable to FHLD	(981,136)	(182,918)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

	Series A Preferred Shares	Series A Preferred Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	FV Reval Surplus (Note 6)	Accumulated Deficit	Non- Controlling Interests	Total
Balance on Sep 30, 2023 (As Previously Reported)	—	—	58,608,803	5,861	109,791	—	(193,387)	6,558,675	6,480,940
Prior-period restatement — APIC absorption (Note 2)	—	—	—	—	(109,791)	—	—	—	(109,791)
Prior-period restatement — residual to accumulated deficit (Note 2)	—	—	—	—	—	—	(9,789,639)	—	(9,789,639)
Balance on Sep 30, 2023 (As Restated)	—	—	58,608,803	5,861	0	—	(9,983,026)	6,558,675	(3,418,490)
Net income / (loss) — FY2024	—	—	—	—	—	—	(182,917)	75,209	(107,709)
Reverse-merger recapitalization (Sep 17, 2024)	10,000,000	1,000	—	—	6,655,352	—	—	—	6,656,352
FY2024 restatement reclass — remaining APIC absorption	—	—	—	—	(6,655,352)	—	6,655,352	—	0
Balance on Sep 30, 2024 (As Restated)	10,000,000	1,000	58,608,803	5,861	0	0	(3,510,591)	6,633,884	3,130,154
Net loss — FY2025	—	—	—	—	—	—	(981,136)	(102,724)	(1,083,860)
Derecognition of FY2025 non-capitalizable additions (Note 2)	—	—	—	—	—	—	(3,998)	—	(3,998)
Additional shares issued	—	—	1,000,000	100	53,446	—	—	—	53,546
Additional capital from subsidiaries	—	—	—	—	79,660	—	—	—	79,660
Additional common stock	—	—	—	—	900	—	—	—	900
FY2025 restatement reclass — APIC absorption (Option 2)	—	—	—	—	(134,006)	—	134,006	—	0
FV election — Solar Portfolio (Note 6; Conservative scenario)	—	—	—	—	—	31,547,080	—	—	31,547,080
Balance on Sep 30, 2025	10,000,000	1,000	59,608,803	5,961	0	31,547,080	(4,361,722)	6,531,160	33,723,499

Consolidated Statements of Cash Flows

	FY Sep 30, 2025	FY Sep 30, 2024 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES	—	—
Net loss	(1,083,860)	(107,709)
Adjustments to reconcile net loss to net cash used in operating activities:	—	—
Depreciation and amortization	120,400	12,826
Stock-based compensation	—	—
Assets written off (net of cash)	302,138	—
Gain on extinguishment of debt / loan written off	(3,395)	(24,839)
Interest expense (non-cash accrual)	134,665	2,088
Changes in operating assets and liabilities:	—	—
Accounts receivable	—	(10)
Inventory	(133,000)	—
Credit cards payable	6,374	1,980
Accrued payroll and related amounts	92,528	—
Interest paid	(35,269)	(1,986)
Accounts payable and accruals	—	24,839
Contract liability — solar projects	(40,010)	211,463
Derecognition of FY2025 non-capitalizable additions (Note 2)	3,998	—
Other operating items (net — deferred construction flows, period-cost additions)	140,297	(713,394)
Net cash used in operating activities	(495,134)	(592,742)
	—	—
CASH FLOWS FROM INVESTING ACTIVITIES	—	—
Purchase of property and equipment	(78)	(141,806)
Purchase of crypto currency tokens	(35,000)	(1,310,000)
Cash acquired in reverse merger (net)	—	95,815
Net cash used in investing activities	(35,078)	(1,355,991)
	—	—
CASH FLOWS FROM FINANCING ACTIVITIES	—	—
Proceeds from borrowings under debt arrangements	626,908	56,594
Repayments of notes payable	(81,833)	(7,020)
Proceeds from additional paid-in capital	100	1,935,609
Proceeds from subscription receivable	—	5,500
Acquisition of subsidiary (net of cash)	—	32,414
Net cash provided by (used in) financing activities	545,174	2,023,097
	—	—
Net change in cash and cash equivalents	14,962	74,364
Cash and cash equivalents, beginning of year	74,952	588
Cash and cash equivalents, end of year	89,914	74,952
	—	—
SUPPLEMENTAL DISCLOSURES:	—	—
Cash paid for interest	35,269	2,088
Cash paid for income taxes	—	—
NON-CASH INVESTING AND FINANCING:	—	—
Reverse-merger consideration (non-cash)	—	—
REPM equity purchase agreement unwind	322,489	—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1. Nature of Business and Basis of Presentation

Freedom Holdings, Inc., a/k/a Freedom Acquisition Corp., was incorporated in the State of Maryland on June 16, 2005. The Company was originally formed to participate in the mortgage industry but ceased mortgage operations during the 2008 housing crisis, at which time the Company acquired small oil and gas leases in southeast Kansas. In 2012 the Company sold those leases and commenced, unsuccessfully, an effort to develop asphalt-shingle recycling technology. From 2015 onward the Company assisted small private and public companies with the going-public process and with introductions to legal and audit firms. On January 18, 2023, the Company entered into a Definitive Agreement with MedCann Industries, Inc., whereby MedCann acquired a majority equity position in exchange for $50,000 and John Vivian was appointed Chief Executive Officer; this transaction closed on February 3, 2023. In June 2024, the Company ceased all MedCann-related operations. On September 17, 2024, the Company closed a reverse-merger transaction with The Awareness Group, LLC ("TAG"), whereby TAG became a wholly owned operating subsidiary of the Company. Under the terms of that transaction (i) TAG shareholders obtained control of 89.5% of FHLD through a restated Series A Preferred class, (ii) TAG's Chief Executive Officer Pablo Diaz and the TAG management team became the executive team of FHLD, and (iii) TAG appointed its existing board members to the FHLD board. For accounting purposes, the transaction is treated as a reverse recapitalization in which TAG is the accounting acquirer. See Note 4 to the Consolidated Financial Statements — Business Combination. In September 2025, FINRA formally approved the name change to The Awareness Group Inc and the ticker change to TAAG.

Note 2. Restatement of Previously Issued Financial Statements

The consolidated financial statements for the fiscal year ended September 30, 2024, included in this Annual Report have been restated from those previously issued in the Company's Annual Report on Form 10-K filed in February 2025. The restatement reflects the re-audit of the fiscal 2024 consolidated financial statements by Shah Teelani & Associates, which was required following the sanction of the Company's prior independent registered public accounting firm by the Securities and Exchange Commission.

The restatement combines two distinct categories of adjustment: (i) the consolidation of the accounting acquirer (TAG) for the full fiscal year ended September 30, 2024 under ASC 805 reverse-recapitalization accounting, which the prior filing presented on a two-week stub basis; and (ii) the derecognition of intangible and “other” asset items that do not satisfy the capitalization criteria of ASC 350-40 (Internal-Use Software), ASC 985-20 (Software to Be Sold) or ASC 350 (Intangibles — Goodwill and Other), or that represent gain contingencies within the scope of ASC 450. The items derecognized include the book values historically recorded for websites, membership lists, pre-recorded footage, email-list / CRM intangibles, the Candela mobile application, and the “Other assets” grouping (media-partnership rights, solar incentive receivable, and certain origination contracts) for which contemporaneous development-cost records sufficient to establish a capitalizable amount are not available. The aggregate carrying value derecognized at the opening of the fiscal year ended September 30, 2024, was $9,899,430, and a further $3,998 representing non-capitalizable additions recorded during fiscal 2025 has also been derecognized.

In accordance with the management election described in Note 1 — Basis of Presentation, the derecognition adjustments have been charged against Additional Paid-in Capital (rather than accumulated deficit) at the opening of the earliest period presented. Management considers this presentation the most faithful representation of the non-recurring, non-cash nature of the derecognition — which corrects the prior accounting classification of amounts that were effectively contributed capital rather than incurred losses — and it preserves the alignment of accumulated deficit with the Company’s cumulative net-loss history. The principal restatement adjustments are summarized as follows:

Effect of Restatement on Consolidated Balance Sheet on September 30, 2024

	As Previously Reported	Adjustments	As Restated
ASSETS	—	—	—
Cash and cash equivalents	95,815	(20,863)	74,952
Accounts receivable	—	300,708	300,708
Inventory	—	517,000	517,000
Other current assets	—	3,983	3,983
Solar project portfolio, net	—	6,870,822	6,870,822
Other property and equipment, net	—	128,980	128,980
Intangible and platform assets (derecognized — see above)	—	—	—
Cryptocurrency holdings	—	2,700,000	2,700,000
Other assets (derecognized — see above)	—	—	—
TOTAL ASSETS	95,815	10,500,630	10,596,445
	—	—	—
LIABILITIES	—	—	—
Credit cards payable	—	1,980	1,980
Accrued payroll and related amounts	—	108,033	108,033
Deferred construction expenses	—	6,870,822	6,870,822
Contract liability — solar projects	—	211,463	211,463
Loans payable — current	—	53,561	53,561
Accrued interest	—	9,001	9,001
Other current payables	—	69,020	69,020
Notes payable — long term	—	142,413	142,413
Total liabilities	—	7,466,293	7,466,293
	—	—	—
STOCKHOLDERS' EQUITY (DEFICIT)	—	—	—
Preferred stock	1,000	—	1,000
Common stock	1,961	3,900	5,861
Additional paid-in capital (absorbed against derecognition — Option 2)	126,491	(126,491)	0
Accumulated deficit (absorbs residual write-off)	(33,637)	(3,476,955)	(3,510,591)
Non-controlling interests	—	6,633,884	6,633,884
Total stockholders' equity (deficit)	95,815	3,034,339	3,130,154
TOTAL LIAB. AND EQUITY	95,815	10,500,632	10,596,447

Effect of Restatement on Consolidated Statement of Operations for the Year Ended September 30, 2024

	As Previously Reported	Adjustments	As Restated
Revenue	52,400	552,389	604,789
Cost of revenue	20,877	13,728	34,605
Gross profit	31,523	538,661	570,184
SG&A and operating expenses	74,260	391,972	702,068
Loss from operations	(42,637)	(89,247)	(131,884)
Interest expense	(8,620)	6,532	(2,088)
Gain on extinguishment of debt	34,000	(9,161)	24,839
Other income	—	1,424	1,424
Net loss before income taxes	(42,637)	(65,072)	(107,709)
Less: loss attributable to NCI	—	(75,209)	(75,209)
Net loss attributable to parent	(42,637)	(65,072)	(107,709)
Net loss per share — basic and diluted	(0)	(0)	(0)

Description of Restatement Adjustments:

•	(a) Reverse-merger consolidation under ASC 805 — The prior-period presentation reflected Freedom Holdings, Inc. on a two-week stub basis (September 17 — September 30, 2024). The restated presentation reflects The Awareness Group, LLC as the accounting acquirer for the full fiscal year ended September 30, 2024, consistent with the reverse-recapitalization conclusion reached in Note 5. This adjustment accounts for the full consolidated balances of TAG’s operating subsidiaries for the periods prior to the September 17, 2024, closing.
•	(b) Derecognition of non-capitalizable intangibles — The carrying values historically ascribed to websites, social-media memberships, pre-recorded footage, membership lists, CRM / email lists, and the Candela mobile application (aggregating $1,603,430 at October 1, 2023) do not satisfy the capitalization criteria of ASC 350-40 or ASC 985-20 because contemporaneous development-cost records sufficient to establish a capitalizable amount are not available. These items have been derecognized at the opening of the earliest period presented.
•	(c) Derecognition of “Other assets” (media-partnership rights, solar incentive receivable, origination contracts) — The items historically aggregated in this line ($8,296,000 on October 1, 2023) are either gain contingencies within the scope of ASC 450 or period costs that do not meet asset-recognition criteria. They have been derecognized at the opening of the earliest period presented. The aggregate opening derecognition (b) + (c) is $9,899,430.
•	(d) Presentation of derecognition — The aggregate derecognition has been allocated under a two-step approach: first, against Additional Paid-in Capital up to the available balance at each reporting date (reducing APIC to zero); second, the residual amount has been charged to accumulated deficit. This allocation reflects management’s determination that, to the extent of contributions-in-kind associated with the original asset recognition, the reduction represents an adjustment to capital contributed, while the unabsorbed residual is appropriately reflected in accumulated deficit as a correction of prior-period error under ASC 250. Allocation on Sep 30, 2024 / Sep 30, 2025: APIC absorbed $6,765,143 / $6,899,148; residual to accumulated deficit $3,134,287 / $3,004,282.
•	(e) Solar portfolio reclassification — Reclassification of solar project assets from property and equipment to a separately captioned “Solar project portfolio” line for presentational consistency across the two comparative periods. On September 30, 2024, these assets continue to be carried at historical cost (fair-value election is prospective to September 30, 2025 — see Note 6).
•	(f) Consumer loan note receivables and deferred revenue — Reclassification of TAG Capital consumer loan note receivables and related deferred revenue (PPA and loan-note origination fees) to conform with the restated revenue recognition presentation under ASC 606.
•	(g) Non-controlling interest — Recognition of the 49% non-controlling interest in Captain Manicorn as of the September 17, 2024, reverse-merger date, with corresponding adjustment to additional paid-in capital.
•	(h) Going-concern presentation — No numerical adjustment; addition of going-concern explanatory paragraph in Note 3 as required by ASU 2014-15.
•	(i) Corrections identified during re-audit — Correction of errors identified by Shah Teelani & Associates in the course of re-auditing the original Olayinka Oyebola audit workpapers, including reclassifications and presentational adjustments to conform with SEC Regulation S-X.

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared on a going-concern basis. The Company has incurred recurring net losses since inception, has negative working capital, and is dependent on related-party advances and equity financings. These conditions raise substantial doubt about the Company's ability to continue as a going concern for one year from the date these consolidated financial statements are issued. Management's plans are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4. Significant Accounting Policies

Principles of Consolidation The accompanying consolidated financial statements include the accounts of Freedom Holdings, Inc. and its majority‑owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The Company evaluates its relationships with other entities to identify whether they are variable‑interest entities (“VIEs”) as defined in ASC 810, Consolidation, and whether the Company is the primary beneficiary of such entities. If the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated.

Use of Estimates The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Significant estimates include, but are not limited to, the fair value of intangible assets and digital assets, the valuation of solar project assets, useful lives of long‑lived assets, impairment assessments under ASC 360, fair‑value measurements under ASC 820, allocation of purchase consideration in business combinations, and the evaluation of the Company’s ability to continue as a going concern. Actual results could differ materially from those estimates.

Cash and Cash Equivalents the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are maintained with financial institutions and may exceed federally insured limits. The Company monitors credit risk associated with its cash balances.

Revenue Recognition (ASC 606) The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised goods or services transfers to the customer in an amount that reflects the consideration the Company expects to receive. The Company identifies the contract with a customer, determines the performance obligations, allocates the transaction price, and recognizes revenue as performance obligations are satisfied.

•	Hard Solar Portfolio: Revenue is recognized over time as electricity is delivered to customers under power purchase agreements (“PPAs”) and lease arrangements. Progress toward satisfaction of the performance obligation is measured using metered energy output.
•	TAG Capital: Revenue from origination of consumer loan notes and prepaid PPAs is recognized at the point in time when origination services are completed. Servicing revenue is recognized over time as services are provided.
•	TAG Distribution: Revenue is recognized at a point in time when control of solar equipment and construction materials transfers to the customer, generally upon delivery.

The Company evaluates whether it acts as principal or agent in each revenue arrangement and presents revenue on a gross or net basis accordingly.

Cost of Revenue Cost of revenue includes direct material costs, installation labor, subcontractor expenses, permitting and interconnection fees, and other direct costs associated with the Hard Solar portfolio. For TAG Capital, cost of revenue includes direct costs associated with loan origination and financing activities. Costs are recognized in the period in which the related revenue is recognized.

Property and Equipment — Solar Portfolio Solar energy systems are carried at fair value as described in Note 6. Depreciation is computed using the straight‑line method over estimated useful lives of 25 to 30 years. Expenditures that extend the useful life of an asset are capitalized; routine maintenance and repairs are expensed as incurred.

Intangible Assets (ASC 350) Intangible assets include the TAG GRID technology platform, Captain Manicorn media, and audience assets (including membership lists, pre‑recorded content, and mobile applications), the Candela Coin tokenized loyalty platform and related digital assets, websites, CRM systems, and email lists. Finite‑lived intangible assets are amortized over their estimated useful lives, generally ranging from 3 to 10 years. Indefinite‑lived intangible assets, if any, are not amortized but are tested annually for impairment.

Digital Assets (ASU 2023‑08) The Company holds CLA and Candela tokens in treasury. Beginning in fiscal 2025, these digital assets are measured at fair value with changes recognized in earnings in accordance with ASU 2023‑08, Accounting for and Disclosure of Crypto Assets. Fair value is determined using quoted prices in active markets at the reporting date.

Business Combinations (ASC 805) The September 17, 2024, transaction with The Awareness Group, LLC (“TAG”) is accounted for as a reverse recapitalization under ASC 805, Business Combinations. TAG is treated as the accounting acquirer, and Freedom Holdings, Inc. is treated as the legal acquirer. Accordingly, the consolidated financial statements reflect the historical operations of TAG, with the net assets of Freedom Holdings, Inc. recognized at historical carrying value. No goodwill or intangible assets were recorded as a result of the transaction.

Fair Value Measurements (ASC 820) The Company measures certain assets at fair value using the three‑level hierarchy prescribed by ASC 820, Fair Value Measurement. Level 1 inputs are quoted prices in active markets; Level 2 inputs are observable inputs other than quoted prices; and Level 3 inputs are unobservable inputs that rely on management judgment. The Company’s Level 3 assets include solar project assets, intangible assets, and digital assets without active markets. Additional information is provided in Note 6.

Share‑Based Compensation (ASC 718) The Company measures compensation cost for share‑based awards at fair value on the grant date and recognizes expense on a straight‑line basis over the requisite service period in accordance with ASC 718, Compensation—Stock Compensation. Forfeitures are recognized as they occur. Share‑based awards include stock options, restricted stock, and other equity‑based instruments.

Income Taxes (ASC 740) The Company accounts for income taxes under ASC 740, Income Taxes, using the asset‑and‑liability method. Deferred tax assets and liabilities are recognized for temporary differences between financial reporting and tax bases of assets and liabilities. A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. The Company evaluates uncertain tax positions and recognizes liabilities for tax positions that do not meet the more‑likely‑than‑not threshold.

Non‑Controlling Interests Non‑controlling interests represent the 49% ownership interest in Captain Manicorn not held by the Company. Net income or loss attributable to non‑controlling interests is presented separately in the consolidated statements of operations and consolidated statements of stockholders’ equity.

Loss Per Share Basic loss per share is computed by dividing net loss attributable to Freedom Holdings, Inc. by the weighted‑average number of common shares outstanding during the period. Diluted loss per share includes the effect of potentially dilutive securities such as stock options, warrants, and convertible instruments. Because the Company incurred net losses for all periods presented, all potentially dilutive securities are anti‑dilutive and therefore excluded from diluted loss per share.

Note 5. Business Combination — Reverse Merger with TAG

On September 17, 2024, the Company closed a reverse-merger transaction with The Awareness Group, LLC, treated as a reverse recapitalization under ASC 805 with TAG as the accounting acquirer. Under the transaction (i) TAG shareholders obtained control of 89.5% of Freedom Holdings through a restated Series A Preferred class, (ii) Pablo Diaz and the TAG management team assumed executive positions, and (iii) TAG appointed its board members to the Freedom Holdings board.

Because the transaction is accounted for as a reverse recapitalization with TAG as the accounting acquirer, no goodwill is recognized. The consideration deemed transferred represents the fair value of the equity interests that the Freedom Holdings legacy shareholders retained in the combined entity. The following table summarizes the allocation of consideration:

Amount
Consideration deemed transferred to FHLD legacy shareholders (Preliminary):	—
Fair value of common shares retained by legacy holders (6.1M shares × $1.10 indicative)	6,710,000
Fair value of Series B Preferred retained by legacy holders (indicative)	105,167
Total consideration	6,815,167
—
Net assets (liabilities) of FHLD on Sep 17, 2024:	—
Cash and cash equivalents	95,815
Other current assets	0
Accounts payable and accrued liabilities	(96,000)
Due to related parties	(60,000)
Convertible promissory notes	0
Net liabilities assumed	(60,185)
—
Adjustment to additional paid-in capital (reverse recapitalization)	6,655,352

Note 6. Fair Value Measurements

The Company measures certain assets at fair value on a non-recurring basis in accordance with ASC 820, Fair Value Measurement, using the three-level fair-value hierarchy. ASC 820 defines fair value as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date (i.e., an exit price). The fair values reported on the consolidated balance sheet represent management's best estimate of what a market participant would pay for these assets in their current condition, based on currently available evidence. These measurements do not reflect the value of future business not yet contracted, unexecuted pipeline, or strategic growth potential; management's assessment of future value potential is presented in Item 7 — Management's Discussion and Analysis under the heading 'Management's Outlook — Assessment of Future Value.'

Scope of fair-value election. Management has elected to present the Hard Solar project portfolio at fair value under ASC 820 effective September 30, 2025. All other assets on the accompanying consolidated balance sheet (including intangible and platform assets, cryptocurrency holdings, and other assets) continue to be carried at historical cost less any accumulated amortization, depreciation, or impairment. The fair-value election for the Solar Portfolio is a Level 3 measurement based on significant unobservable inputs. No fair-value election was in effect on September 30, 2024; the consolidated balance sheet as of that date presents all assets at carrying value as reported in the Company's pre-merger subsidiary books of account, restated on a reverse-recapitalization basis under ASC 805.

Basis for fair-value measurement of the Hard Solar Portfolio on September 30, 2025. The fair value of the Hard Solar project portfolio has been determined using a cost-based approach cross-checked against an income-approach discounted cash-flow analysis, in accordance with the methodology set forth in the independent valuation workbook prepared by the Company's interim Chief Financial Officer, Brian Odle (the "Valuation Workbook"). The key unobservable inputs are (i) the number of residential solar projects in the portfolio (634), (ii) the average installed cost per project ($75,766), (iii) the federal Investment Tax Credit rate under IRC §48 (46.3%), (iv) the probability-of-completion factor (70% under the Conservative scenario), and (v) the DCF value multiplier derived from the 20-year PPA economics (1.8x under the Conservative scenario).

Adopted valuation. Management has adopted the Conservative (Low) scenario from the Valuation Workbook as the reported fair value of the Hard Solar portfolio on September 30, 2025. The Conservative scenario fair value is:

•	Solar project portfolio fair value: $60,524,911 (cost basis $48,035,644 × DCF multiplier 1.8 × probability-of-completion 0.70)
•	Carrying value of the Solar project portfolio on September 30, 2025 (before fair-value election): $28,977,831
•	Fair-value revaluation surplus recognized in stockholders' equity on September 30, 2025: $31,547,080

The Valuation Workbook also presents a Base Case ($89,826,654) and an Optimistic ($127,774,813) scenario. Management has selected the Conservative scenario, consistent with the Company's policy of presenting the lower end of the range of reasonable estimates on the face of the balance sheet and reserving the higher-end scenarios for disclosure in MD&A and the investor presentation as forward-looking statements under the PSLRA safe harbour.

Intangible and platform assets — non-recognition. Effective with the restatement described in Note 2, the Company does not present intangible or platform asset carrying values on the consolidated balance sheet on September 30, 2025, or September 30, 2024. The Company’s TAG GRID platform software (Financial Engine, Distribution, Construction and Capital modules), PPA Finance Program origination rights, Candela Coin tokenized platform, Captain Manicorn media and audience assets (websites, social-media memberships, pre-recorded footage, membership lists, CRM / email lists, mobile application), and the City of Estrella contractual rights are either (i) internally-generated and do not satisfy the capitalization criteria of ASC 350-40 (Internal-Use Software) or ASC 985-20 (Software to be Sold); (ii) not supported by contemporaneous development-cost records sufficient to establish a capitalizable amount; or (iii) in the nature of gain contingencies under ASC 450 that may not be recognized until realized. The strategic and growth value of these items is presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Management’s Outlook — Assessment of Future Value” with the customary Forward-Looking Statements disclaimer, and in the Company’s investor presentation published on the Company’s website.

Cryptocurrency holdings. The CLA and Candela tokens held in treasury continue to be presented on the consolidated balance sheet, at their acquisition cost, as part of the “Cryptocurrency holdings” line. Beginning fiscal 2025, these tokens are measured at fair value with changes recognized in earnings in accordance with ASU 2023-08. See Note 7 — Cryptocurrency Holdings.

Fair-value measurements as of September 30, 2024. No fair-value election was in effect on September 30, 2024. The consolidated balance sheet as of September 30, 2024 presents the Solar project portfolio, property and equipment, and cryptocurrency holdings at their historical carrying values as reported in the consolidated accounting records of The Awareness Group (the accounting acquirer under ASC 805 reverse-recapitalization treatment) as of that date, restated for the derecognition adjustments described in Note 2. The Company’s fair-value election for the Solar Portfolio described above became effective September 30, 2025, and has been applied prospectively. All fair-value revaluation surplus has been recognized in fiscal 2025.

Range of reasonable estimates. The following table presents, for the Hard Solar project portfolio on September 30, 2025, the carrying value, the Conservative (Low) scenario fair value adopted by management, and — for reference only — the Base Case and Optimistic scenarios from the Valuation Workbook. The Conservative scenario has been adopted and is reflected on the face of the consolidated balance sheet.

Asset Group	Carrying Value	FV — Conservative (Adopted)	FV — Base Case (Reference)	FV — Optimistic (Reference)
Solar project portfolio (634 projects) — FV elected	28,977,831	60,524,911	89,826,654	127,774,813
Other property and equipment (at cost; no FV election)	141,885	N/A	N/A	N/A
Cryptocurrency holdings (ASU 2023-08; carried at cost pending disposal)	2,735,000	N/A	N/A	N/A
Intangible & platform assets (not recognized — see Note 2 Restatement)	—	—	—	—
Other assets (not recognized — see Note 2 Restatement)	—	—	—	—
TOTAL — balance sheet presentation (adopted basis)	31,854,716	63,401,796	N/A	N/A

Significant unobservable inputs (Level 3) used in the Conservative-scenario fair-value measurement of the Hard Solar Portfolio on September 30, 2025:

Input	Conservative (adopted)		Base Case (reference)		Optimistic (reference)
Number of projects in portfolio	634		634		634
Average installed cost per project ($/project)	$75,766		$75,766		$75,766
Federal Investment Tax Credit rate (IRC §48)	46.3%		46.3%		46.3%
Probability-of-completion factor	70%		85%		100%
DCF value multiplier (20-yr PPA economics)	1.8	x	1.8	x	2.56	x
Resulting portfolio fair value	$60,524,911		$89,826,654		$127,774,813

Note 7. Cryptocurrency Holdings

The Company holds two categories of crypto assets in treasury: CLA tokens acquired under a services-for-tokens arrangement with the CLA issuer, and Candela tokens issued by the Candela Coin tokenized loyalty platform. These holdings are presented separately on the consolidated balance sheet under the caption “Cryptocurrency holdings (CLA + Candela tokens).”

Effective October 1, 2024 (start of fiscal 2025), the Company adopted ASU 2023-08, Intangibles — Goodwill and Other — Crypto Assets (Subtopic 350-60). Under ASU 2023-08, crypto assets that meet the scope criteria are measured at fair value with changes in fair value recognized in net income. Management has assessed that, as of September 30, 2025, observable market activity for the CLA and Candela tokens does not yet provide a reliable fair-value estimate consistent with the Level 1 or Level 2 hierarchy under ASC 820, and the tokens therefore continue to be carried at cost pending either (i) the establishment of a principal market with sufficient trading depth to support a Level 2 fair-value measurement or (ii) the disposal of the tokens (at which point any gain or loss will be recognized in earnings).

Cryptocurrency holdings consist of the following as of September 30, 2025, and September 30, 2024 (As Restated):

Token	Sep 30, 2025	Sep 30, 2024 (As Restated)
CLA tokens (treasury)	485,000	450,000
Candela tokens (treasury)	2,250,000	2,250,000
Total cryptocurrency holdings	2,735,000	2,700,000

See Note 2 — Restatement for a description of the derecognition of intangible and platform asset carrying values previously presented in these financial statements. Following the restatement, the Company does not recognize a separate intangible asset line on the consolidated balance sheet; accordingly, no intangible-asset amortization schedule is presented.

Note 8. Property, Plant and Equipment

Property, plant, and equipment consist of the following:

Asset Class	Gross	Accum. Depr.	Net	Useful Life
Solar project assets	29,111,056	(133,226)	28,977,831	25–30 yrs
Automobiles	87,282	—	87,282	5 yrs
Other equipment	54,603	—	54,603	3–7 yrs
Total — Sep 30, 2025	29,252,941	(133,226)	29,119,715

Depreciation expense for the fiscal years ended September 30, 2025, and 2024 was $120,400 and $76,809, respectively. Depreciation on solar assets was $120,400 for fiscal 2025 (fiscal 2024: $12,826). Solar project assets are presented at fair value in the accompanying consolidated balance sheets; see Note 6 for the Level 3 fair-value measurements.

Note 9. Related Party Transactions

Advances from Chief Executive Officer. Pablo Diaz, the Company's CEO and Chairman, has periodically advanced funds to the Company for working capital purposes. These advances bear interest at 12.75% per annum and are due on demand. The following table summarizes CEO advance activity:

	FY2025	FY2024 (As Restated)
Balance, beginning of year	1,143,665	0
Advances received	0	1,009,000
Repayments	(81,833)	0
Interest accrued (non-cash)	134,665	134,665
Interest paid (cash)	(35,269)	0
Balance, end of year (principal + accrued)	1,128,396	1,143,665

Other Related-Party Transactions. The 49% non-affiliated interest in Captain Manicorn is held by parties that have historical relationships with the Company's management. Standard Eco, Southwest Financial, and the Hard Solar portfolio vehicles share common ownership or management with the Company. Transactions with these entities during fiscal 2025 and 2024 are described below:

•	Management service fees: 0 in FY2025 and 0 in FY2024.
•	Intercompany balances eliminated in consolidation: 0 on Sep 30, 2025.

Note 10. Stockholders' Equity (Deficit)

Preferred Stock — Series A. The Company has authorized 10,000,000 shares of Series A Preferred Stock, par value $0.0001 per share. As of September 30, 2025, all 10,000,000 shares are issued and outstanding and are held by Pablo Diaz, CEO. Each Series A Preferred share is entitled to 1,066 votes per share and is convertible into 1,066 shares of common stock. The Series A Preferred shares control approximately 89.5% of the Company's voting power on a fully diluted basis.

Preferred Stock — Series B. The Company has authorized 10,000,000 shares of Series B Preferred Stock, par value $0.0001 per share. As of September 30, 2025, 10,000,000 shares are issued and outstanding.

Common Stock. The Company has authorized 500,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2025, 59,608,825 shares are issued and outstanding.

Share-Based Compensation. During fiscal 2024 (As Restated), the Company recognized no share-based compensation expense; the $254,000 previously reported in the original filing related to pre-acquisition Freedom Holdings equity grants that are excluded from the restated consolidated results under the reverse-recapitalization presentation. During fiscal 2025, the Company recognized $0 in share-based compensation expense related to grants to employees and consultants.

Standby Share Purchase Agreement (SPA). On January 30, 2025, the Company entered into a Standby Share Purchase Agreement with the Selling Stockholder, under which the Company may put up to $10,000,000 in shares of common stock at 80% of the volume-weighted average price. During fiscal 2025, the Company issued 0 shares under the SPA for aggregate proceeds of $0.

Note 11. Income Taxes

The Company uses the asset and liability method of accounting for income taxes. As of September 30, 2025, the Company's deferred tax assets consist primarily of federal and state net operating loss carry forwards. The Company has established a full valuation allowance against its deferred tax assets because it is more likely than not that such assets will not be realized.

Effective Tax Rate Reconciliation:

	FY2025	FY2024
Federal statutory rate	21.0%	21.0%
State income taxes, net	0	0
Permanent differences	0	0
Change in valuation allowance	0	0
Effective tax rate	0.0%	0.0%

Deferred Tax Assets and Liabilities:

	Sep 30, 2025	Sep 30, 2024
Deferred tax assets:	—	—
Net operating loss carries forwards	0	0
Share-based compensation	0	0
Accrued expenses	0	0
Gross deferred tax assets	0	0
Less: valuation allowance	0	0
Net deferred tax assets	—	—

As of September 30, 2025, the Company had $0 federal net operating loss carry forwards of approximately n/a, which do not expire under the Tax Cuts and Jobs Act (for losses arising after December 31, 2017) but are limited to 80% of taxable income in any given year.

Note 12. Commitments and Contingencies

Legal Proceedings. On April 25, 2025, the Company was named as a defendant in a complaint relating to an agreement entered into by the Company's prior management team. As of April 2026, the case is ongoing.

Operating Leases. The Company leases approximately 1500 square feet of office space at 7575 E Redfield Rd #137 Scottsdale, AZ at a monthly rental of $3500 on a month-to-month basis. Rent expense for fiscal 2025 and 2024 was $4,200 and $4,200, respectively.

Purchase Commitments. As of September 30, 2025, the Company had no material non-cancellable purchase commitments for solar materials or equipment.

Guarantees and Letters of Credit. As of September 30, 2025, the Company had no outstanding letters of credit or financial guarantees.

Note 13. Segment Information

The Company has determined that it operates as a single reportable segment. The Company's chief operating decision maker ("CODM"), its Chief Executive Officer, reviews the consolidated results of operations when making decisions about allocating resources and assessing performance. While the TAG GRID platform encompasses five business units (Financial Services, Capital, Construction, Distribution, and Dealer & Broker Network), these are managed on a consolidated basis and the CODM does not regularly receive or review discrete financial information for any individual business unit for purposes of resource allocation or performance assessment. Substantially all of the Company's revenue and long-lived assets are located in the United States.

Note 14. Subsequent Events

The Company has evaluated subsequent events through the date these consolidated financial statements were available to be issued and has identified no material subsequent events requiring disclosure other than the matters described elsewhere in this Annual Report, including the change of the Company's independent registered public accounting firm reported in Item 9 below and in the Company's Current Report on Form 8-K filed with the Commission on April 25,2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Dismissal of Former Auditor. On April 25, 2025, being the date reported on Form 8-K, Item 4.01, the Company dismissed Olayinka Oyebola & Co. (PCAOB ID 5968), Lagos, Nigeria, as the Company's independent registered public accounting firm. The dismissal was approved by the Board of Directors. The Company's decision to dismiss Olayinka Oyebola & Co. was based on the enforcement action brought by the Securities and Exchange Commission against that firm and its principal, as described in the Company's Risk Factors and in the SEC press release dated August 28, 2024 (available at https://www.sec.gov/newsroom/press-releases/2024-157). The SEC's complaint alleged that Olayinka Oyebola & Co. and its principal aided and abetted violations of the antifraud provisions of the federal securities laws by failing to take action upon learning that a client had created fake audit reports bearing the principal's signature. The relief sought by the SEC included an order permanently barring the principal from acting as an auditor or accountant for U.S. public companies. Following this enforcement action, the staff of the Securities and Exchange Commission informed the Company that the audit report of Olayinka Oyebola & Co. on the Company's consolidated financial statements for the fiscal year ended September 30, 2024 (previously included in the Company's Annual Report on Form 10-K filed in February 2025) could no longer be relied upon and that the fiscal 2024 consolidated financial statements would need to be re-audited before the Company's registration statement on Form S-1 could be declared effective. The audit report of Olayinka Oyebola & Co. on the Company's consolidated financial statements as of and for the fiscal years ended September 30, 2024 and September 30, 2023 contained an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern, but did not contain an adverse opinion or a disclaimer of opinion, nor was it otherwise qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended September 30, 2024 and September 30, 2023, and the subsequent interim period through the date of dismissal, there were no "disagreements" with Olayinka Oyebola & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to their satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report.. On March 24, 2026, the Company engaged Shah Teelani & Associates, Ahmedabad, India, as its new independent registered public accounting firm, to (i) audit the Company's consolidated financial statements as of and for the fiscal year ended September 30, 2025 and (ii) re-audit the consolidated financial statements as of and for the fiscal year ended September 30, 2024 following the circumstances described above. During the Company's two most recent fiscal years and the subsequent interim period prior to the engagement of Shah Teelani & Associates, neither the Company nor anyone acting on its behalf consulted with Shah Teelani & Associates regarding any of the matters described in Item 304(a)(2) of Regulation S-K. The engagement letter with Shah Teelani & Associates was originally drafted referencing "calendar years 2024 and 2025"; an amended engagement letter referencing fiscal years ended September 30, 2024 and September 30, 2025 has been requested and is being obtained.Any restatements arising from the re-audit of the fiscal year ended September 30, 2024 will be reflected in an Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (Form 10-K/A) and in the consolidated financial statements included in this prospectus.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Interim Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report, have concluded that, as a result of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2025.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2025, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that, as of September 30, 2025, our internal control over financial reporting was not effective due to material weaknesses, including: (i) insufficient segregation of duties within the finance function; (ii) lack of a formal fair-value measurement process for Level 3 assets, which contributed to the need for re-audit adjustments in the fiscal 2024 consolidated financial statements; (iii) inadequate documentation of business-combination accounting for the September 17, 2024 reverse-merger; (iv) reliance on a small finance team without sufficient U.S. GAAP and SEC reporting expertise; and (v) delay in closing the books for fiscal 2025 which contributed to the late filing of this Annual Report.

Remediation Plan

Management has developed, approved, and begun implementing a comprehensive remediation plan designed to address the material weaknesses in internal control over financial reporting identified above. The remediation actions described below are intended to strengthen the Company’s control environment, enhance financial‑reporting accuracy, and establish sustainable processes consistent with U.S. GAAP and SEC reporting requirements. The Company expects remediation efforts to continue through fiscal 2026.

Segregation of Duties. The Company has engaged a Fractional Chief Financial Officer with extensive SEC reporting and public‑company experience to provide an independent layer of review over financial reporting, journal‑entry approval, and period‑end close procedures. Management intends to hire a full‑time Controller during fiscal 2026 to formally separate transaction‑recording, reconciliation, and review functions. The addition of a Controller will also allow for the implementation of dual‑review controls, enhanced oversight of subsidiary‑level accounting, and improved monitoring of internal‑control compliance.

Fair‑Value Measurement Process (ASC 820). Management is establishing a formal ASC 820 Level 3 valuation policy and procedure to ensure consistent, well‑documented, and supportable fair‑value measurements. Key elements of this remediation include: (a) engaging an independent third‑party valuation specialist to prepare a comprehensive fair‑value report covering the TAG Enterprise sum‑of‑the‑parts intangible assets and the Hard Solar portfolio; (b) documenting the selection, calibration, and sensitivity analysis of key unobservable inputs, including discount rates, long‑term growth rates, energy‑yield assumptions, and probability‑weighted cash‑flow scenarios; and (c) instituting a quarterly management review of fair‑value assumptions, with formal sign‑off by the CFO and oversight by an independent member of the Board of Directors. These procedures are designed to ensure that all Level 3 valuations are supportable, consistently applied, and compliant with ASC 820.

Business‑Combination Accounting (ASC 805). Management is working with Shah Teelani & Associates to complete a formal ASC 805 purchase‑price allocation memorandum for the September 17, 2024, reverse‑merger transaction. This analysis includes: (i) a documented assessment of the accounting acquirer; (ii) identification and fair‑value measurement of all assets acquired and liabilities assumed; and (iii) reconciliation of legal equity to the accounting equity presentation required in a reverse recapitalization. This work is being completed as part of the fiscal 2024 re‑audit and will establish a durable framework for evaluating future acquisitions and complex transactions.

U.S. GAAP and SEC Reporting Expertise. The engagement of the Fractional CFO provides immediate access to technical accounting expertise, SEC reporting knowledge, and public‑company disclosure experience. The Company is developing a comprehensive disclosure checklist aligned with Regulation S‑K and Regulation S‑X requirements to ensure completeness and accuracy of future filings. Management has also begun implementing quarterly closing procedures, including standardized workpapers, reconciliation templates, and review protocols, to reduce the elapsed time between fiscal year‑end and the filing of the Annual Report on Form 10‑K.

Timely Closing and Filing. The Company has implemented a formal quarter‑end close calendar that establishes target completion dates for trial balance preparation, subsidiary‑level consolidation, intercompany eliminations, and management review. For fiscal 2026, the Company has established an internal target of filing its Annual Report on Form 10‑K within 75 days of fiscal year‑end (by December 14, 2026). Management believes that the enhanced close calendar, combined with additional accounting personnel and improved documentation, will materially improve the timeliness and reliability of future SEC filings.

Auditor Attestation. As a smaller reporting company and non‑accelerated filer, the Company is not required to include and has not included an attestation report of its independent registered public accounting firm regarding internal control over financial reporting under Section 404(b) of the Sarbanes‑Oxley Act.

Changes in Internal Control Over Financial Reporting

Other than the changes arising from (i) the appointment of Brian Odle as Interim Chief Financial Officer on June 11, 2025, and (ii) the engagement of Shah Teelani & Associates as the Company’s independent registered public accounting firm on March 24, 2026, there were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s remediation efforts described above are ongoing and will continue into fiscal 2026.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pablo Diaz, age 48 — Chief Executive Officer and Chairman of the Board

Mr. Diaz became CEO and Chairman of the Board on September 17, 2024, upon closing of the reverse-merger transaction with TAG. Mr. Diaz has been a high-level executive at two publicly traded alternative-energy companies and since 2011 has been party to more than 14,000 alternative-energy installations and has structured over $400 million for alternative-energy projects throughout the United States and Canada. He has been featured in the Washington Post, Houston Chronicle, Yahoo Finance, and numerous industry publications, and was named Top 20 Dynamic CEO by CEO Magazine in 2020.

Brian Odle, age 52 — Interim Chief Financial Officer and Board Secretary

Mr. Odle has served as Interim Chief Financial Officer since the resignation of Nadia Conn on June 11, 2025. He has more than 30 years of experience in finance and alternative energy and has worked with Mr. Diaz in executive roles for over a decade. Recent roles include Executive Vice President of The Awareness Group (August 2023–present), Senior Vice President of Solar Integrated Roofing Corporation (June 2021–August 2023) and Singlepoint Inc. (May 2019–June 2021).

Brooks Holcomb, age 50 — Independent Board Member

Mr. Holcomb was appointed as an independent member of the Board of Directors on September 17, 2024. He holds a magna cum laude law degree from the University of Miami, is a practicing attorney and owns a law firm specializing in business law. He has been published multiple times by the American Bar Association and the State Bar of Arizona. He has served on multiple boards of directors, including the Foundation for Burns and Trauma, Inc., and currently serves as a Colombian Diplomat to the United Nations.

Marco Rubin, age 63 — Independent Board Member

Mr. Rubin was appointed as an independent member of the Board of Directors on September 17, 2024. He specializes in strengthening existing foundations within the professional investment community, including venture capital, institutional investors, investment bankers, private equity, and corporate venture groups. He has experience with federal venturing operations and leading-edge research institutions, including the National Science Foundation and the MITRE Corporation.

Director Independence. Based on the NASDAQ Listing Rule 5605(a)(2) independence criteria, the Board has determined that Brooks Holcomb and Marco Rubin qualify as independent directors. We do not have an audit committee, a compensation committee, or a nominating committee, and we do not have an "audit committee financial expert" as defined in Item 401 of Regulation S-K.

Code of Ethics. The Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table. The following table sets forth compensation earned by or paid to our named executive officers for the fiscal years ended September 30, 2025, and September 30, 2024:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Comp. ($)	Total ($)
Pablo Diaz, CEO & Chairman	2025	275,000	—	—	250,000
	2024	250,000			250,000
Nadia Conn, CFO (thru Jun 11, 2025)	2025	120,000	—	—	120,000
	2024	120,000			120,000
Brian Odle, Interim CFO (from Jun 11, 2025)	2025	180,000	—	—	180,000

Director Compensation. Our non-employee independent directors Brooks Holcomb and Marco Rubin did not receive cash compensation for their service on the Board during fiscal 2025.

Outstanding Equity Awards at Fiscal Year-End. As of September 30, 2025: NA

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2025, by (i) each person known to us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our named executive officers, (iii) each of our directors, and (iv) all executive officers and directors as a group:

Name of Beneficial Owner	Common Shares	Series A Preferred	% of Voting Power
Pablo Diaz (CEO, Chairman)	32,740,942	10,000,000	89.5%
Nadia Conn (former CFO)	0	—	—
Brian Odle (Interim CFO, Secretary)	0	—	—
Brooks Holcomb (Director)	0	—	—
Marco Rubin (Director)	0	—	—
All directors and officers as a group (4 persons)	32,740,942	10,000,000	89.5%

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Note 9 to the Consolidated Financial Statements for a description of related-party transactions, including advances from Pablo Diaz, Chief Executive Officer, which accrue interest at 12.75% per annum.

Other than the CEO advances described in Note 9 to the Consolidated Financial Statements, the following related-party transactions occurred during fiscal 2025 and fiscal 2024:

•	Captain Manicorn 49% NCI: The 49% non-controlling interest in Captain Manicorn is held by Just Care More LLC. No cash distributions were made to the non-controlling interest holders during fiscal 2025 or 2024.
•	Common ownership — Standard Eco, Southwest Financial, Estrella, Hard Solar: These entities share common ownership or management with the Company through Pablo Diaz. Intercompany transactions are eliminated in consolidation.

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by its independent registered public accounting firms for the fiscal years ended September 30, 2025, and September 30, 2024:

	Shah Teelani FY2025	Shah Teelani FY2024 Re-Audit	Olayinka Oyebola FY2024 (Original)
Audit fees	35,000	20,000	10,000
Audit-related fees	—	—	—
Tax fees	—	—	0
All other fees	—	—	—
Total	35,000	20,000	10,000

Pre-Approval Policies. The Company does not have an audit committee. All services by the Company's independent registered public accounting firm are pre-approved by the Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements. See Index to Consolidated Financial Statements at page F-1.

(b) Exhibits. The following exhibits are filed or furnished as part of this Annual Report:

10.5	Shah Teelani & Associates engagement letter dated March 24, 2026
23.1	Consent of Shah Teelani & Associates
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101	Interactive Data Files (XBRL)

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE AWARENESS GROUP, INC.

Date: April 16, 2026	By:	/s/ Pablo Diaz
Pablo Diaz
Chairman and CEO (Principal Executive Officer)

Date: April 16, 2026	By:	/s/ Brian Odle
Brian Odle
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: April 16, 2026	By:	/s/ Pablo Diaz
Pablo Diaz
Chief Executive Officer

Date: April 16, 2026	By:	/s/ Brian Odle
Brian Odle
Interim CFO (Principal Financial and Accounting Officer)
Secretary

