Form 10-Q
period 2025-12-31
Awareness Group, Inc.
filed 2026-04-16
CIK 1386044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: December 31, 2025

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________ to __________.

Commission file number: 000-54853

THE AWARENESS GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	99-3065093
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8175 E Evans Rd #13852 Scottsdale, AZ	85267
Address of Principal Executive Offices	Zip Code

1-888-974-6388
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

[Note: The Company is delinquent in its filing obligations; see Explanatory Note.]

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of December 31, 2025, was 59,608,825.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2025 (this "Quarterly Report") is being filed later than the due date of February 15, 2026. As disclosed in the Company's Form NT 10-K filed under Rule 12b-25 on April 15, 2026  the delay in filing is the result of (i) the ongoing initial audit of the fiscal year ended September 30, 2025 by Shah Teelani & Associates, the Company's newly-engaged independent registered public accounting firm, and (ii) the concurrent re-audit by Shah Teelani & Associates of the consolidated financial statements for the fiscal year ended September 30, 2024 following the sanction of the Company's prior independent registered public accounting firm by the Securities and Exchange Commission.

 CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “The Awareness Group, Inc.,” “TAAG,” the “Company,” “we,” “us,” and “our” refer to The Awareness Group, Inc. Also, any reference to “common shares or common stock” refers to our $0.0001 par value common stock.

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

3

THE AWARENESS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

Fiscal Period Ended December 31, 2025

Item 1. Financial Statements.

THE AWARENESS GROUP, INC.

5

THE AWARENESS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30, 2025
	2025	Restated
ASSETS	(unaudited)	(Audited)
Current Assets:
Cash	$73,566	$89,914
Marketable securities	-	-
Accounts receivable	-	-
Investment tax credits	-	-
Inventory	650,000	650,000
Notes receivable	48,000	-
Other current assets	3,554	3,554
Total Current Assets	775,119	743,468
Solar project portfolio, at historical cost	29,564,653	28,977,831
Intangible assets, net	-	-
Crypto currency tokens	2,735,000	2,735,000
Notes receivable	-	-
Other property and equipment, net	141,885	141,885
TOTAL ASSETS	$33,216,657	$32,598,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Credit cards payable	$8,354	$8,354
Accrued payroll & related amounts	200,561	200,561
Deferred Construction cost – current	10,302,106	10,302,106
Notes payable — current portion	426,740	435,240
Convertible promissory notes	160,000	160,000
Accrued interest	124,112	124,112
Contract liability — solar projects	171,453	171,453
Other current payables	69,020	69,020
Total Current Liabilities	11,462,344	11,470,844

Non-Current Liabilities
Notes payable – long term	141,990	141,990
Deferred construction costs — long-term	19,427,272	18,808,950
Total Non-Current Liabilities	19,569,262	18,950,940
TOTAL LIABILITIES	31,031,607	30,421,785

Stockholders’ Equity
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding, respectively.	1,000	1,000
Common stock, $0.0001 par value, 500,000,000 shares authorized, 58,608,825 and 58,608,825 shares issued and outstanding respectively.	5,961	5,961
Additional paid-in capital	-	-
Accumulated deficit	(4,353,070)	(4,361,722)
Total Stockholders’ Equity	(4,346,109)	(4,354,761)
Non-controlling interests	6,531,160	6,531,160
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,216,657	$32,598,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE AWARENESS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the three Months Ended
	December 31,	December 31,
	2025	2024

Revenues	$331,956	$14,793,455
Costs of revenues	38,116	7,252,317
Gross margin	293,840	7,541,138

Operating Expenses
Professional fees	-	-
Selling, general & administrative expenses	285,188	226,806
Total operating expenses	285,188	226,806

Net Gain / (loss) from operations	8,652	7,341,332

Other income (expenses)
Other income	-	5,020
Interest expense	-	-
Net loss (income) attributable to non-controlling interests	-	(27,038)
Net (loss) prior to income taxes	$8,652	$7,292,314
Income tax provision (benefit)	-	-
Net (loss) attributable to parent	$8,652	(255,118)

Basic and diluted (loss) per share	$(0.00)	$0.12

Weighted average number of shares outstanding	59,608,825	58,608,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE AWARENESS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS DECEMBER 31, 2025

(Unaudited)

	Preferred Stock		Common Stock		Paid-in	Subscription	Retained
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Deficit	NCI	Total
2024
Balance, September 30, 2024	2,000,000	$200	58,608,825	$5,861	$39,470,278	$-	$(9,950,869)	$(6,629,189)	$22,896,281
Net loss for the three months ended (unaudited)	-	-	-	-	-	-	7,391,352	(27,038)	7,292,314
Balance, December 31, 2024	2,000,000	$200	58,608,825	$5,861	$39,470,278	$-	$(2,631,517)	$(6,656,227)	30,188,595

2025
Balance, September 30, 2025 (Restated)	10,000,000	$1,000	59,608,825	$5,961	$-	$-	$(4,361,722)	$(6,351,159)	$2,176,398
Net income for the three months ended (unaudited)	-		-	-	-	-	8,652	-	8,652
Balance, December 31, 2025	10,000,000	$1,000	59,608,825	$5,961	$-	$-	$(4,353,070)	$(6,351,159)	$2,185,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE AWARENESS GROUP, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three months Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$8,652	$7,314,332
Adjustments to reconcile net (loss) to net cash provided by (used in) operations
Depreciation	31,499	7,090
Non-controlling interest	-	(27,038)
Uncategorized expenses	-
Change in assets and liabilities	-
Accounts receivable	-	(3,084)
Unbilled receivable	-	(7,963,155)
Investment tax credits		(1,331,000)
Inventory		(3,000)
Other assets	(48,000)	(5,075,010)
Accrued project costs		7,161,617
Credit card payables	-	1,697
Other accrued expenses	-	(27,012)
Net cash provided by (used in) operations	7,848	57,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in intangible assets	-	(37,000)
Increase in fixed assets	-
Net cash (used in) investing activities	-	(37,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payables	-	5,469
Repayments of notes payables	(8,500)
Net cash provided by financing activities	(8,500)	5,469

Net change in cash and cash equivalents	(16,348)	25,532

Cash and cash equivalents, beginning of period	99,414	95,818
Cash and cash equivalents, end of period	$73,566	$121,347

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE AWARENESS GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

The  Awareness Group, Inc. (the “Company”) is a for profit corporation established under the corporation laws in the State of Maryland, United States of America on June 15, 2005.

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

THE AWARENESS GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2025 and September 30, 2025 were $73,566 and $89,914, respectively.

THE AWARENESS GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Depreciation expense for the three months ended December, 2025 was $31,499.

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

There was no share-based expense for the three and six month periods ended December 31, 2025 and 2024.

THE AWARENESS GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of December 31, 2025.

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

As of December 31, 2025, the Company had unused net operating loss carry forwards of $4,353,070 available to reduce future federal taxable income. The Company’s ability to offset future taxable income, if any, with net operating loss tax carryforwards may be limited due to the non-filing of tax returns. Under the CARES act, net operating losses arising after 2017 can be carried forward indefinitely. Furthermore, changes in ownership may result in limitations under Internal Revenue Code Section 382.

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

THE AWARENESS GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Unaudited)

Reclassifications

Certain prior period amounts have been reclassified for comparison with current periods.

Explanatory Note

The consolidated financial statements for the fiscal year ended September 30, 2024 have been restated from those previously issued in the Company's Annual Report on Form 10-K filed in February 2025. The restatement reflects the re-audit of the fiscal 2024 consolidated financial statements by Shah Teelani & Associates, which was required following the sanction of the Company's prior independent registered public accounting firm by the Securities and Exchange Commission.

The restatement combines two distinct categories of adjustment: (i) the consolidation of the accounting acquirer (TAG) for the full fiscal year ended September 30, 2024 under ASC 805 reverse-recapitalization accounting, which the prior filing presented on a two-week stub basis; and (ii) the derecognition of intangible and “other” asset items that do not satisfy the capitalization criteria of ASC 350-40 (Internal-Use Software), ASC 985-20 (Software to Be Sold) or ASC 350 (Intangibles — Goodwill and Other), or that represent gain contingencies within the scope of ASC 450. The items derecognized include the book values historically recorded for websites, membership lists, pre-recorded footage, email-list / CRM intangibles, the Candela mobile application, and the “Other assets” grouping (media-partnership rights, solar incentive receivable, and certain origination contracts) for which contemporaneous development-cost records sufficient to establish a capitalizable amount are not available. The aggregate carrying value derecognized at the opening of the fiscal year ended September 30, 2024 was $9,899,430, and a further $3,998 representing non-capitalizable additions recorded during fiscal 2025 has also been derecognized.

In accordance with the management election described in Note 2 — Basis of Presentation, the derecognition adjustments have been charged against Additional Paid-in Capital (rather than accumulated deficit) at the opening of the earliest period presented. Management considers this presentation the most faithful representation of the non-recurring, non-cash nature of the derecognition — which corrects the prior accounting classification of amounts that were effectively contributed capital rather than incurred losses — and it preserves the alignment of accumulated deficit with the Company’s cumulative net-loss history. The principal restatement adjustments are summarized as follows:

Restatement amounts subject to completion of re-audit by Shah Teelani & Associates.

Effect of Restatement on Consolidated Balance Sheet at September 30, 2024

	As Previously Reported	Adjustments	As Restated
ASSETS	-	-	-
Cash and cash equivalents	95,815	(20,863)	74,952
Accounts receivable	-	300,708	300,708
Inventory	-	517,000	517,000
Other current assets	-	3,983	3,983
Solar project portfolio, net	-	6,870,822	6,870,822
Other property and equipment, net	-	128,980	128,980
Intangible and platform assets (derecognized — see above)	-	-	-
Cryptocurrency holdings	-	2,700,000	2,700,000
Other assets (derecognized — see above)	-	-	-
TOTAL ASSETS	95,815	10,500,630	10,596,445
	-	-	-
LIABILITIES	-	-	-
Credit cards payable	-	1,980	1,980
Accrued payroll and related amounts	-	108,033	108,033
Deferred construction expenses	-	6,870,822	6,870,822
Contract liability — solar projects	-	211,463	211,463
Loans payable — current	-	53,561	53,561
Accrued interest	-	9,001	9,001
Other current payables	-	69,020	69,020
Notes payable — long term	-	142,413	142,413
Total liabilities	-	7,466,293	7,466,293
	-	-	-
STOCKHOLDERS' EQUITY (DEFICIT)	-	-	-
Preferred stock	1,000	-	1,000
Common stock	1,961	3,900	5,861
Additional paid-in capital (absorbed against derecognition — Option 2)	126,491	(126,491)	0
Accumulated deficit (absorbs residual write-off)	(33,637)	(3,476,955)	(3,510,591)
Non-controlling interests	-	6,633,884	6,633,884
Total stockholders' equity (deficit)	95,815	3,034,339	3,130,154
TOTAL LIAB. AND EQUITY	95,815	10,500,632	10,596,447

THE AWARENESS GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Unaudited)

Effect of Restatement on Consolidated Statement of Operations for the Year Ended September 30, 2024

	As Previously Reported	Adjustments	As Restated
Revenue	52,400	552,389	604,789
Cost of revenue	20,877	13,728	34,605
Gross profit	31,523	538,661	570,184
SG&A and operating expenses	(163,407)	(670,545)	(702,068)
Loss from operations	(131,884)	(131,884)	(131,884)
Interest expense	(8,620)	6,532	(2,088)
Gain on extinguishment of debt	34,000	(9,161)	24,839
Other income	-	1,424	1,424
Net loss before income taxes	(42,637)	(65,072)	(107,709)
Less: loss attributable to NCI	-	(75,209)	(75,209)
Net loss attributable to parent	(42,637)	(75,209)	(182,918)
Net loss per share — basic and diluted	0	0	(0)

Description of Restatement Adjustments:

•

(a) Reverse-merger consolidation under ASC 805 — The prior-period presentation reflected The Awareness Group, Inc. on a two-week stub basis (September 17 — September 30, 2024). The restated presentation reflects The Awareness Group, LLC as the accounting acquirer for the full fiscal year ended September 30, 2024, consistent with the reverse-recapitalization conclusion reached in Note 5. This adjustment accounts for the full consolidated balances of TAG’s operating subsidiaries for the periods prior to the September 17, 2024 closing.

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

•

(c) Derecognition of “Other assets” (media-partnership rights, solar incentive receivable, origination contracts) — The items historically aggregated in this line ($8,296,000 at October 1, 2023) are either gain contingencies within the scope of ASC 450 or period costs that do not meet asset-recognition criteria. They have been derecognized at the opening of the earliest period presented. The aggregate opening derecognition (b) + (c) is $9,899,430.

•

(d) Presentation of derecognition — The aggregate derecognition has been allocated under a two-step approach: first, against Additional Paid-in Capital up to the available balance at each reporting date (reducing APIC to zero); second, the residual amount has been charged to accumulated deficit. This allocation reflects management’s determination that, to the extent of contributions-in-kind associated with the original asset recognition, the reduction represents an adjustment to capital contributed, while the unabsorbed residual is appropriately reflected in accumulated deficit as a correction of prior-period error under ASC 250. Allocation at Sep 30, 2024 / Sep 30, 2025: APIC absorbed $6,765,143 / $6,899,148; residual to accumulated deficit $3,134,287 / $3,004,282.

•

(e) Solar portfolio reclassification — Reclassification of solar project assets from property and equipment to a separately captioned “Solar project portfolio” line for presentational consistency across the two comparative periods. At September 30, 2024 these assets continue to be carried at historical cost (fair-value election is prospective to September 30, 2025 — see Note 6).

•

(f) Consumer loan note receivables and deferred revenue — Reclassification of TAG Capital consumer loan note receivables and related deferred revenue (PPA and loan-note origination fees) to conform with the restated revenue recognition presentation under ASC 606.

•

(g) Non-controlling interest — Recognition of the 49% non-controlling interest in Captain Manicorn as of the September 17, 2024 reverse-merger date, with corresponding adjustment to additional paid-in capital.

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

THE AWARENESS GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Unaudited)

NOTE 3 – GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company has only recently begun generating revenues as a result of the TAG transaction on September 17, 2024 and has an accumulated deficit of $4,353,070 at December 31, 2025.  The Company generated a consolidated net profit after non-controlling interest for the three months ended December 31, 2025 of $8,652, and until the Company can demonstrate the ability to consistently generate net income and cash flows sufficient to support operating activities, substantial doubt about our ability to continue as a going concern will remain.

The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – Other PROPERTY, PLANT & EQUIPMENT

Other property, plant & equipment consists of the following at December 31, 2025 and September 30, 2025, respectively:

	December 31,	September 30,
	2025	2025
Autos and vehicles	87,282	87,282
Other equipment	54,603	54,603
Total	141,885	141,885
Less: accumulated depreciation	-	-
Total property, plant & equipment, net	$141,885	$141,885

NOTE 5 – Solar project portfolio

Solar energy systems at December 31, 2025 and September 30, 2025, respectively:

	December 31,	September 30,
	2025	2025
Solar Energy systems, at cost	3,556,126	3,556,126
Add: Construction in progress	26,173,252	25,554,930
Total solar energy systems	29,729,378.18	29,111056
Less: Accumulated depreciation	(164,725)	(133,226)
Solar energy systems, net	$29,564653	$28,977,831

NOTE 6 – CRYPTO CURRENCY TOKENS

The Company’s crypto currency tokens consisted of the following at December 31, 2025 and September 30, 2025, respectively

	December 31,	September 30,
	2025	2025
Candela tokens	$2,250,000	$2,250,000
CLA tokens	485,000	485,000
Total crypto currency tokens	$2,735,000	$2,735,000

THE AWARENESS GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Unaudited)

NOTE 7 – NOTES RECEIVABLE

The Company’s notes receivable consisted of the following at December 31, 2025 and September 30, 2025, respectively:

	December 31,	September 30,
	2025	2025
Notes receivable	48,000	-
Total other assets	$48,000	-

NOTE 8 – OTHER ASSETS

The Company’s other assets consisted of the following at December 31, 2025 and September 30, 2025, respectively:

	December 31,	September 30,
	2025	2025
Solar incentive program	-	-
Litigation settlement	-	-
Media partnership	-	-
Promoter and producer contracts	-	-
Security deposit	3,554	3,554
Total other assets	$3,554	3,554

NOTE 9 – NOTES PAYABLE

The following sets forth the outstanding principal and accrued interest at December 31, 2025 and September 30, 2025, respectively:

	December 31,	September 30,
	2025	2025
Note payable	426,740	435,240
Convertible Notes payable	160,000	160,000
Accrued interest	124,112	124,112
Total note payable and accrued interest	$710,852	$719,352

NOTE 10 – OTHER CURRENT PAYABLES

Accrued payroll and related expenses totaled $200,561 and $200,561 at December 31, 2025 and September 30, 2025, respectively.

NOTE 11 – EQUITY

Preferred Stock

The preferred shares outstanding on December 31, 2025 and September 30, 2025, were 10,000,000 and 10,000,000, respectively.

Common Stock

Total common shares outstanding at December 31, 2025 and September 30, 2025 were 59,608,825 and 59,608,825, respectively.

NOTE 12 – SUBSEQUENT EVENTS

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

Results of Operations for the three months ended December 31, 2025 and 2025

Revenues:

Total Revenues: The Company generated revenues of $331,956 for the three months ended December 31, 2025, which was materially related to Power Purchase Agreements entered into with third parties.

There were revenues of $14,793,455 generated during the three months ended December 31, 2024.

Expenses:

Total Costs of Revenues:  Total costs of revenues for the three months ended December 31, 2025 were $38,116 and consisted primarily of depreciation and other costs related to the Power Purchase Agreements.

There were costs of revenues of $7,252,317 for the three months ended December 31, 2024.

Total Operating Expenses.  Total operating expenses for the three months ended December 31, 2025 and December 31, 2024 were $ $285,188 and $226,806, respectively.  Total operating expenses consisted of salaries and wages, accounting fees, legal fees, travel expenses and other normal recurring operating expenses.

Other Income (Expense): Total other income (expense) for the three months ended December 31, 2025 and 2024 was Nil and $5,020, respectively.

Financial Condition.

Total Assets.  Total assets at December 31, 2025 and September 30, 2025 were $33,216,657 and $32,598,183, respectively.  Total assets consisted primarily of net solar assets of $29,564,653 and $28,977,831; inventory of $ $650,000 and $650,000; other property, plant and equipment of $ $141,885 and $141,885; other assets of $ $3,553 and $ $3,553; and crypto currency tokens of $2,735,000 and $2,735,000, respectively.

Total Liabilities.  Total liabilities at December 31, 2025 and September 30, 2025 were $31,031,607  and $30,421,785, respectively.  Total liabilities consisted primarily of deferred construction costs of $29,729,378  and  $29,111,056; and notes and convertible notes of $728,729 and $737,229, respectively.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company generated a net gain of $8,652 for the three months ended December 31, 2025 and a net gain of $7,292,314 for the three months ended December 31, 2024, respectively.  The Company has accumulated losses totaling $(4,353,070) at December 31, 2025.  Until the Company can consistently generate net income and positive cash flows from operations, it may require additional funding for continuing the development and marketing of products and future growth initiatives. As a result, this raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2025, the Company had a working capital deficit of $(10,687,225), which will be used to support continuing operations in the near-term.

For the three months ended December 31, 2025, we used cash from operating activities of (7,848.26) versus generation cash of $57,063 in operations during the three months ended December 31, 2024.  The net cash generated from and used in operating activities includes our net operating results, and the changes in our operating assets and liabilities.

Net cash used in investing activities totaled $0 and ($37,000) for the three months ended December 31, 2025 and 2024, respectively.  The cash was used to increase intangible assets.

Net cash used in financing activities for the three months ended December 31, 2025 and 2024 was ($8,500)  and generation of $5,469, respectively.  Net cash provided by financing activities includes proceeds from notes payable.

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

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2025.

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

Changes in Internal Controls

During the three months ended December 31, 2025, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

THE AWARENESS GROUP, INC.

NAME	TITLE	DATE

/s/ Pablo Diaz	Chief Executive Officer (Principal Executive Officer)	April 16, 2026
Pablo Diaz

/s/ Brian Odle	Interim Chief Financial Officer (Principal Financial Officer)	April 16, 2026
Brian Odle

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act. None.

