Form 10-Q
period 2026-03-31
Awareness Group, Inc.
filed 2026-07-15
CIK 1386044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54163

THE AWARENESS GROUP, INC.
(Exact name of registrant as specified in its charter; formerly Freedom Holdings, Inc.)

Florida	000-54163	99-3065093
(State of incorporation)	(Commission File No.)	(I.R.S. Employer ID No.)

8175 E Evans Road #13852, Scottsdale, AZ 85267 · (888) 974-6388

(Address and telephone number of principal executive offices)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	TAAG	OTC Pink Marketplace (not a national securities exchange)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒  (delinquent in certain periodic filings; see Note 2 and Item 4.)

Large accelerated filer     ☐   Accelerated filer     ☐   Non-accelerated filer     ☒   Smaller reporting company     ☒   Emerging growth company     ☒

Indicate by check mark whether the registrant is a shell company.  Yes ☐   No ☒

As of March 31, 2026, the registrant had 59,608,825 shares of common stock, par value $0.0001, issued and outstanding.

The condensed consolidated interim financial statements in this report have not been reviewed by an independent registered public accounting firm. See Item 4.

The Awareness Group, Inc. — Form 10-Q (Q2 FY2026) | Page 2

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Unaudited and not reviewed by an independent registered public accounting firm. Reflect the restatement in Note 2 and the conditional consolidation of Prosper Energy in Note 4. Read together with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Condensed Consolidated Balance Sheets

(USD)	Mar 31, 2026 (unaudited)	Sep 30, 2025 (restated)
ASSETS
Current assets:
Cash and cash equivalents	512,626	89,914
Accounts receivable and contract assets (Note 7)	1,244,274	—
Notes receivable — current	58,700	—
Other current assets	3,554	3,554
Inventory	—	—
Total current assets	1,819,154	93,468
Non-current assets:
Solar project portfolio, at cost, net	28,941,539	28,977,831
Cryptocurrency tokens	—	—
Other property and equipment, net	141,885	141,885
Intangible assets, net	—	—
Total non-current assets	29,083,424	29,119,716
TOTAL ASSETS	30,902,578	29,213,184
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	12,429,030	11,470,846
Total non-current liabilities	19,569,262	18,950,940
TOTAL LIABILITIES	31,998,292	30,421,786
Stockholders' equity (deficit):
Preferred stock ($0.0001 par; 10,000,000)	1,000	1,000
Common stock ($0.0001 par; 59,608,825)	5,961	5,961
Additional paid-in capital	20,550	—
Accumulated deficit	(1,307,815)	(1,274,425)
Total equity attributable to TAAG	(1,280,304)	(1,267,464)
Non-controlling interests	184,590	58,862
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,095,714)	(1,208,602)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	30,902,578	29,213,184

The Awareness Group, Inc. — Form 10-Q (Q2 FY2026) | Page 3

Condensed Consolidated Statements of Operations

(USD)	3 mo 3/31/26	3 mo 3/31/25	6 mo 3/31/26	6 mo 3/31/25
Revenue	2,224,925	109,332	2,556,881	391,875
Cost of revenue	(1,446,197)	(41,100)	(1,681,754)	(100,393)
Gross profit	778,728	68,232	875,127	291,482
Operating expenses	(407,810)	(231,212)	(692,998)	(517,524)
Net operating income (loss)	370,918	(162,980)	182,129	(226,042)
Interest expense	(20,701)	(37,609)	(20,701)	(75,218)
Net income (loss) before income taxes	350,217	(200,589)	161,428	(301,260)
Income tax provision	—	—	—	—
Net income (loss)	350,217	(200,589)	161,428	(301,260)
Less: net income attributable to NCI	(115,703)	—	(115,703)	—
Net income (loss) attributable to TAAG	234,514	(200,589)	45,725	(301,260)

Prior-year comparatives are unaudited and management-derived; see Note 2 and the MD&A.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)

(USD)	Preferred	Common	APIC	Accum. deficit	NCI	Total
Balance, Sep 30, 2024 (restated)	1,000	5,861	—	(6,221)	(87,486)	(86,846)
Net loss — 6 mo ended 3/31/25 (unaudited)	—	—	—	(301,260)	—	(301,260)
Balance, Mar 31, 2025 (unaudited)	1,000	5,861	—	(307,481)	(87,486)	(388,106)
Balance, Sep 30, 2025 (restated)	1,000	5,961	—	(1,274,425)	58,862	(1,208,602)
Shares issued — Prosper consideration (provisional; Note 4)	—	—	20,550	—	—	20,550
Net income (loss) attributable to TAAG — 6 mo	—	—	—	45,725	—	45,725
Net income attributable to NCI — 6 mo	—	—	—	—	115,703	115,703
Consolidation of Prosper Energy — provisional (opening net assets and NCI; pending closing-date balance sheet and ASC 805 valuation)	—	—	—	(79,115)	10,025	(69,090)
Balance, Mar 31, 2026	1,000	5,961	20,550	(1,307,815)	184,590	(1,095,714)

Condensed Consolidated Statements of Cash Flows

(USD)	6 mo 3/31/26	6 mo 3/31/25 (unaudited)
Net cash provided by (used in) operating activities	427,274	(6,897)
Net cash provided by (used in) investing activities	11,613	(17,539)
Net cash provided by (used in) financing activities	(16,175)	272,587
Net increase in cash and cash equivalents	422,712	248,151
Cash and cash equivalents, beginning of period	89,914	74,952
Cash and cash equivalents, end of period	512,626	323,103
Supplemental (non-cash): solar additions funded by deferred-construction obligation	1,585,269	—

The FY2025 comparative amounts are unaudited and management-derived on the same basis as the prior-year statement of operations; interim cash balances are estimates subject to confirmation in the re-audit. Solar additions are funded through the deferred-construction obligation and are non-cash.

The Awareness Group, Inc. — Form 10-Q (Q2 FY2026) | Page 4

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Basis of presentation

The condensed consolidated financial statements include The Awareness Group, Inc. (“TAAG” or the “Company,” formerly Freedom Holdings, Inc.) and its majority-owned subsidiaries, prepared under U.S. GAAP for interim information and Article 8 of Regulation S-X; intercompany balances are eliminated. Fiscal year ends September 30. Unaudited and not reviewed by an independent registered public accounting firm.

Note 2 — Restatement of previously issued financial statements (ASC 250)

The September 30, 2025 comparative balance sheet is restated to derecognize self-minted Candela/CLA crypto tokens and related inventory (ASC 350-60-15; ASC 350-30-25-3) and to reflect the reverse-recapitalization derecognition of non-capitalizable intangible and other assets. The Company expects to file a restated FY2024 Form 10-K/A and FY2025 Form 10-K and, as advised by counsel, a non-reliance Form 8-K under Item 4.02. Because the FY2024 and FY2025 financial statements are still being re-audited/audited, the opening balances and comparatives herein are subject to change and this report may be amended.

Note 3 — Going concern

The Company reports a net stockholders' deficit of $(1,095,714) at March 31, 2026 and negative working capital, raising substantial doubt about its ability to continue as a going concern within one year. Management's plans include deploying the contracted solar portfolio, monetizing Investment Tax Credits, completing the re-audit, and securing additional financing; no assurance can be given.

Note 4 — Business combination — Prosper Energy

During the period the Company entered into arrangements to acquire a 51% equity interest in Inside Marketing Inc. (d/b/a “Prosper Energy”), with an option over the remaining 49%. The transaction documents exchanged to date comprise a form of Equity Purchase Agreement and a Preliminary Addendum (November 2025) that is by its terms non-binding; a definitive Second Addendum — completing the agreement, transferring voting and board control, and replacing the Year-1 economic carve-out — has been prepared and is pending execution by the parties. The consolidation of Prosper Energy from December 16, 2025 reflected in these financial statements is CONDITIONAL on execution of the Second Addendum and on confirmation by securities counsel and the Company’s independent auditor that control in substance passed for the periods presented. Absent that confirmation, the 51% interest would be reported as an investment carried at approximately $20,550, and consolidated revenue for the three and six months ended March 31, 2026 would be $1,953,713 and $2,285,669, with net income of $114,088 and a net loss of $(74,701) (after the revenue recognized per Note 7 and the project-cost releases and impairment described in Note 5). Prosper Energy’s results are included on a normalized basis that excludes identified personal and related-party items (revenue reduced by $17,606; operating expenses reduced by $68,896; interest expense reduced by $8,863 — see file note FN-2026-07-06); the classification of the balance-sheet counterparts of these adjustments (shareholder distribution or receivable) is pending. The purchase-price allocation is preliminary: the consideration comprises 1,000,000 restricted TAAG shares (provisionally measured at $20,550) plus contingent share and platform-contribution elements pending valuation; an acquisition-date balance sheet has not been received, and Prosper’s net assets are consolidated from its self-prepared March 1, 2026 balance sheet ($256,587). No goodwill or bargain-purchase gain has been recognized pending ASC 805-30-25 reassessment and valuation support. The acquisition is expected to be significant under Rule 1-02(w) of Regulation S-X, requiring audited financial statements of Prosper Energy and pro forma financial information under Rule 3-05 and Article 11, and a Current Report on Form 8-K/A.

Note 5 — Solar project portfolio and deferred-construction obligation

The Company owns the residential solar systems it develops and capitalizes them at milestone-weighted cost under ASC 360 (gross profit excluded), recognized as projects advance through five milestones (NTP, designs, permit, install, PTO). The matching construction obligation is a deferred-construction liability payable on receipt of the Investment Tax Credit; additions are non-cash. Systems for which revenue has not yet been recognized remain capitalized; revenue is recognized as described in Note 7, and on recognition the capitalized milestone-weighted cost of the related systems is released to cost of revenue. The three and six months ended March 31, 2026 include cost releases of $1,289,448 and $1,486,889 respectively (schedule-listed projects at their scheduled 67% cost; other Thrive-funded projects at the 62% cost assessed by management; both pending project-level remittance detail and installer-invoice support) and a $49,064 impairment of capitalized costs on the four projects declined in financing underwriting (ASC 340-40-35-3).

Note 6 — Cryptocurrency tokens

Self-minted CLA and Candela tokens have been derecognized to $0 (see Note 2).

The Awareness Group, Inc. — Form 10-Q (Q2 FY2026) | Page 5

Note 7 — Revenue recognition

Revenue on solar projects sold to Thrive Power LLC is recognized under ASC 606 over time at the contractual milestones (notice to proceed, design, permit, install, permission to operate). This reflects management’s written representation, dated July 13, 2026, that every project on the revenue recognition schedule has been approved in Thrive underwriting and has achieved notice to proceed; corroborating documentation (per-project Thrive approvals, notices to proceed, and the dealer-agreement terms establishing an enforceable right to payment for performance to date) has been requested and remains subject to securities-counsel and auditor review. Management has further clarified in writing that the schedule’s quarter marks denote calendar quarters; accordingly all milestone revenue is attributed to the three months ended March 31, 2026, pending written confirmation of the meaning of the “X” marks — year-to-date amounts are unaffected by this attribution. Amounts recognized ahead of Thrive settlement are carried as contract assets ($1,172,274 at March 31, 2026, presented within accounts receivable and contract assets); subsequent Thrive settlements of these projects will be applied against the contract asset and not recorded as revenue. Four underwriting-rejected projects are excluded from revenue and their capitalized costs impaired (Note 5). Prosper Energy's revenue comprises solar referral commissions, installer partner revenue and related items, included on the normalized basis described in Note 4.

Note 8 — Stockholders' equity and non-controlling interests

10,000,000 preferred and 59,608,825 common shares issued and outstanding; the 1,000,000 restricted shares agreed as initial consideration for Prosper Energy are reflected at their provisional fair value of $20,550 within additional paid-in capital pending confirmation of the issuance date and share count. Non-controlling interests of $184,590 comprise the legacy subsidiary interests re-measured to $58,862 (by-entity roll-forward; Note 2) and the preliminary 49% non-controlling interest in Prosper Energy of $125,728 (Note 4).

Note 9 — Commitments and contingencies

Ordinary-course claims; no material loss accrual recorded.

Note 10 — Subsequent events

Matters include the ongoing re-audit of fiscal 2024 and 2025, the anticipated non-reliance Form 8-K (Item 4.02), the pending execution of the Second Addendum to the Prosper Energy purchase agreement (prepared July 2026 — Note 4), and completion of the Prosper Energy acquisition accounting.

The Awareness Group, Inc. — Form 10-Q (Q2 FY2026) | Page 6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Read together with the restated audited consolidated financial statements and MD&A in the Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Contains forward-looking statements subject to risks and uncertainties.

Overview.  The Company, through The Awareness Group, LLC, develops, finances and owns residential solar-plus-storage systems and sells completed/contracted portfolio interests to Thrive Power LLC. On December 16, 2025 it acquired 51% of Prosper Energy (Note 4).

Results of operations — three months ended March 31, 2026.  Revenue was $2,224,925 (including $271,212 of normalized Prosper Energy revenue — Note 4 — and $1,172,274 recognized over time on in-progress projects — Note 7) and net income was $350,217 ($234,514 attributable to TAAG after the 49% Prosper non-controlling interest), compared with a net loss of $200,589 for the three months ended March 31, 2025.

Results of operations — six months ended March 31, 2026.  Revenue was $2,556,881 and net income was $161,428 ($45,725 attributable to TAAG), compared with a net loss of $301,260 for the prior-year six-month period.

Liquidity and capital resources.  At March 31, 2026 the Company held $512,626 in cash, compared with $89,914 at September 30, 2025. The Company reports a net stockholders' deficit and a working-capital deficit (Note 3).

Prosper Energy backlog and pipeline (operational metric — not revenue).  Per management’s pipeline report dated July 10, 2026, Prosper Energy’s project pipeline comprised 63 residential solar and battery projects with aggregate gross contract value of approximately $3.18 million — $437,910 contracted in the three months ended March 31, 2026 and $2,740,742 in the three months ended June 30, 2026 — of which 13 projects (gross $652,469) had reached permission-to-operate, 3 (gross $178,600) were in installation or inspection, 27 (gross $1,441,722) were in permitting, and 20 (gross $905,859) were in survey, design or contract-signed stages. Gross contract value is the system price payable by the homeowner, substantially all of which is payable to third-party installation partners; Prosper Energy’s revenue from these projects consists principally of referral commissions recognized under ASC 606 as the related performance obligations are satisfied. No revenue is recognized in these financial statements in respect of unfulfilled projects.

Restatement and Prosper acquisition.  As described in Notes 2 and 4, prior periods have been restated; the consolidation of Prosper Energy is conditional on execution of the Second Addendum and concurrence of securities counsel and the independent auditor, and the purchase-price allocation is preliminary. The figures are subject to change and this report may be amended.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required; smaller reporting company.

Item 4. Controls and Procedures

Management, including the Principal Executive Officer and the Interim Principal Financial Officer, concluded that disclosure controls and procedures were not effective as of March 31, 2026, due to material weaknesses in internal control over financial reporting (digital assets, solar project assets, and acquisition accounting). Remediation is in progress.

These interim financial statements have not been reviewed by an independent registered public accounting firm as contemplated by Rule 10-01(d) of Regulation S-X. The Company has engaged its independent registered public accounting firm to audit fiscal years 2024 and 2025; an interim review and/or amendment is expected to follow.

The Awareness Group, Inc. — Form 10-Q (Q2 FY2026) | Page 7

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Other than ordinary-course matters and as previously disclosed, no material pending legal proceedings.

Item 1A. Risk Factors

Going-concern doubt; the pending re-audit and potential further restatements (including a non-reliance Form 8-K under Item 4.02); the preliminary Prosper Energy acquisition accounting and Rule 3-05/Article 11 requirements; reliance on ITC monetization; delinquent filings; and limited liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the period not previously reported.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

The Awareness Group, Inc. — Form 10-Q (Q2 FY2026) | Page 8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AWARENESS GROUP, INC.

By:	/s/ Pablo Diaz
Pablo Diaz — Chief Executive Officer and Chairman (Principal Executive Officer)
Date: July 15, 2026

By:	/s/ Brian Odle
Brian Odle — Interim Chief Financial Officer (Principal Financial and Accounting Officer)
Date: July 15, 2026

The Awareness Group, Inc. — Form 10-Q (Q2 FY2026) | Page 9