Form 10-Q
period 2026-06-30
Awareness Group, Inc.
filed 2026-07-16
CIK 1386044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of June 30, 2026, the registrant had 59,608,825 shares of common stock, par value $0.0001, issued and outstanding.

The condensed consolidated interim financial statements in this report have not been reviewed by an independent registered public accounting firm. See Item 4.

The Awareness Group, Inc. — Form 10-Q (Q3 FY2026)  |  Page 1

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Unaudited and not reviewed by an independent registered public accounting firm. Reflect the restatement in Note 2 and the conditional consolidation of Prosper Energy in Note 4. Read together with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Condensed Consolidated Balance Sheets

(USD)	Jun 30, 2026 (unaudited)	Sep 30, 2025 (restated)
ASSETS
Current assets:
Cash and cash equivalents	217,291	89,914
Accounts receivable and contract assets (Note 7)	3,600,066	—
Notes receivable — current	169,200	—
Other current assets	3,554	3,554
Inventory	—	—
Total current assets	3,990,111	93,468
Non-current assets:
Solar project portfolio, at cost, net	27,812,308	28,977,831
Cryptocurrency tokens	—	—
Other property and equipment, net	141,885	141,885
Intangible assets, net	—	—
Total non-current assets	27,954,193	29,119,716
TOTAL ASSETS	31,944,304	29,213,184
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Total current liabilities	12,604,681	11,470,846
Total non-current liabilities	19,569,262	18,950,940
TOTAL LIABILITIES	32,173,943	30,421,786
Stockholders’ equity (deficit):
Preferred stock ($0.0001 par; 10,000,000)	1,000	1,000
Common stock ($0.0001 par; 59,608,825)	5,961	5,961
Additional paid-in capital	20,550	—
Accumulated deficit	(856,166)	(1,274,425)
Total equity attributable to TAAG	(828,655)	(1,267,464)
Non-controlling interests	599,016	58,862
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(229,639)	(1,208,602)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	31,944,304	29,213,184

The Awareness Group, Inc. — Form 10-Q (Q3 FY2026) | Page 2

Condensed Consolidated Statements of Operations

(USD)	3 mo 6/30/26	3 mo 6/30/25	9 mo 6/30/26	9 mo 6/30/25
Revenue	2,780,209	74,508	5,337,090	466,383
Cost of revenue	(1,151,743)	(43,757)	(2,833,497)	(144,150)
Gross profit	1,628,466	30,751	2,503,593	322,233
Operating expenses	(625,003)	(543,990)	(1,318,001)	(1,061,514)
Net operating income (loss)	1,003,463	(513,239)	1,185,592	(739,281)
Interest expense	(19,837)	(37,609)	(40,538)	(112,827)
Net income (loss) before income taxes	983,626	(550,848)	1,145,054	(852,108)
Income tax provision	—	—	—	—
Net income (loss)	983,626	(550,848)	1,145,054	(852,108)
Less: net income attributable to NCI	(414,426)	—	(530,129)	—
Net income (loss) attributable to TAAG	569,200	(550,848)	614,925	(852,108)

Prior-year comparatives are unaudited and management-derived; see Note 2 and the MD&A.

The Awareness Group, Inc. — Form 10-Q (Q3 FY2026) | Page 3

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(USD)	Preferred	Common	APIC	Accum. deficit	NCI	Total
Balance, Sep 30, 2024 (restated)	1,000	5,861	—	(6,221)	(87,486)	(86,846)
Net loss — 9 mo ended 6/30/25 (unaudited)	—	—	—	(852,108)	—	(852,108)
Balance, Jun 30, 2025 (unaudited)	1,000	5,861	—	(858,329)	(87,486)	(938,954)
Balance, Sep 30, 2025 (restated)	1,000	5,961	—	(1,274,425)	58,862	(1,208,602)
Shares issued — Prosper consideration (provisional; Note 4)	—	—	20,550	—	—	20,550
Net income attributable to TAAG — 9 mo	—	—	—	614,925	—	614,925
Net income attributable to NCI — 9 mo	—	—	—	—	530,129	530,129
Consolidation of Prosper Energy — provisional (opening net assets and NCI; pending closing-date balance sheet and ASC 805 valuation)	—	—	—	(79,115)	10,025	(69,090)
Q3 reconciling equity adjustment (to opening retained earnings; to be confirmed with the bookkeeper)	—	—	—	(117,551)	—	(117,551)
Balance, Jun 30, 2026	1,000	5,961	20,550	(856,166)	599,016	(229,639)

The Awareness Group, Inc. — Form 10-Q (Q3 FY2026) | Page 4

Condensed Consolidated Statements of Cash Flows

(USD)	9 mo 6/30/26	9 mo 6/30/25 (unaudited)
Net income (loss)	1,145,054	(852,108)
Net cash provided by (used in) operating activities	156,483	(123,491)
Net cash provided by (used in) investing activities	11,613	(17,539)
Net cash provided by (used in) financing activities	(40,719)	272,587
Net increase in cash and cash equivalents	127,377	131,557
Cash and cash equivalents, beginning of period	89,914	74,952
Cash and cash equivalents, end of period	217,291	206,509

The nine-month FY2026 amounts are derived from the Company’s records. The FY2025 comparative amounts, including the June 30, 2025 cash balance, are unaudited management estimates derived on the same basis as the prior-year statement of operations and are subject to confirmation in the re-audit. Solar additions are funded through the deferred-construction obligation and are non-cash.

The Awareness Group, Inc. — Form 10-Q (Q3 FY2026) | Page 5

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

Note 3 — Going concern

The Company reports a net stockholders’ deficit of $(229,639) at June 30, 2026 and negative working capital, raising substantial doubt about its ability to continue as a going concern within one year. Management’s plans include deploying the contracted solar portfolio, monetizing Investment Tax Credits, collecting the contract assets and receivables due from the Thrive Power LLC program and the Prosper Energy pipeline, completing the re-audit, and securing additional financing; no assurance can be given.

Note 4 — Business combination — Prosper Energy

During the period the Company entered into arrangements to acquire a 51% equity interest in Inside Marketing Inc. (d/b/a “Prosper Energy”), with an option over the remaining 49%. The transaction documents comprise a form of Equity Purchase Agreement and a Preliminary Addendum (November 2025) that is by its terms non-binding; a definitive Second Addendum has been prepared and is pending execution. The consolidation of Prosper Energy from December 16, 2025 is CONDITIONAL on execution of the Second Addendum and confirmation by securities counsel and the Company’s independent auditor that control in substance passed. For the third quarter the Company has recognized $1,027,182 of Prosper Energy revenue, comprising (i) $124,991 of fees on five projects delivered during the quarter, and (ii) $902,191 of dealer fees on 31 undelivered projects recognized at notice-to-proceed pursuant to the executed NTP Representation Schedule of [July 2026], signed by the Company’s Interim Chief Financial Officer and by the President of Inside Marketing Inc., representing that each project achieved NTP (financing documentation fully executed and guaranteed) on the dates stated therein, all within April–June 2026, and that Prosper’s fee entitlement vests at NTP under the applicable dealer agreements; the stated fees (contract price less installer red-line) have been constrained by 20% for estimated pre-installation cancellations (a management assumption pending historical cancellation data). Financier confirmations corroborating the representation have been requested and remain outstanding. Thirteen further projects (aggregate contract value $392,697) are excluded pending pricing information. Fees are presented net of installer cost pending a principal-versus-agent analysis. Prosper’s April–June books remain outstanding; amounts will be trued up on receipt. Absent execution of the Representation Schedule as assumed, third-quarter Prosper revenue would be $124,991 absent confirmation of control, the 51% interest would be reported as an investment of approximately $20,550. The purchase-price allocation is preliminary. The acquisition is expected to be significant under Rule 1-02(w) of Regulation S-X, requiring audited financial statements of Prosper Energy and pro forma information under Rule 3-05 and Article 11, and a Form 8-K/A.

Note 5 — Solar project portfolio and deferred-construction obligation

The Company owns the residential solar systems it develops and capitalizes them at milestone-weighted cost under ASC 360 (gross profit excluded). The matching construction obligation is a deferred-construction liability payable on receipt of the Investment Tax Credit; additions are non-cash. Systems for which revenue has not yet been recognized remain capitalized; revenue is recognized as described in Note 7, and on recognition the capitalized milestone-weighted cost of the related systems is released to cost of revenue. During the quarter Thrive Power LLC funded and took transfer of 52 portfolio projects and settled $424,417 in cash, applied against contract assets; the Thrive remittance mapping and transfer documentation remain outstanding.

Note 6 — Cryptocurrency tokens

Self-minted CLA and Candela tokens have been derecognized to $0 (see Note 2).

The Awareness Group, Inc. — Form 10-Q (Q3 FY2026) | Page 6

Note 7 — Revenue recognition

Revenue on solar projects sold to Thrive Power LLC is recognized under ASC 606 over time at the contractual milestones (notice to proceed, design, permit, install, permission to operate), per management’s written representation of July 13, 2026 that every project on the revenue recognition schedule achieved Thrive underwriting and notice to proceed; corroborating documentation remains outstanding. For the three months ended June 30, 2026 the Company recognized $1,753,027 on milestones achieved in the quarter, releasing $1,074,522 of capitalized cost. The quarter-attribution of milestones marked “X” is unconfirmed (approximately $335,932 could move from the second quarter into this quarter, with no nine-month effect). Prosper Energy revenue is recognized as dealer fees at notice-to-proceed as described in Note 4, on the basis of the executed NTP Representation Schedule, constrained for estimated cancellations.

Note 8 — Stockholders’ equity and non-controlling interests

10,000,000 preferred and 59,608,825 common shares issued and outstanding; the 1,000,000 restricted shares agreed as initial consideration for Prosper Energy are reflected at their provisional fair value of $20,550 within additional paid-in capital. Non-controlling interests of $599,016 comprise the legacy subsidiary interests re-measured to $58,862, the provisional Prosper recognition of $10,025, and the 49% non-controlling share of Prosper Energy earnings of $530,129 (Note 4).

Note 9 — Commitments and contingencies

Ordinary-course claims; no material loss accrual recorded.

Note 10 — Subsequent events

Matters include the ongoing re-audit of fiscal 2024 and 2025, the anticipated non-reliance Form 8-K (Item 4.02), the pending execution of the Second Addendum (Note 4), the outstanding financier confirmations corroborating the NTP Representation Schedule, the outstanding requests for Prosper Energy’s April–June 2026 books and the Thrive Power LLC transfer documentation, and completion of the Prosper Energy acquisition accounting.

The Awareness Group, Inc. — Form 10-Q (Q3 FY2026) | Page 7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of operations — three months ended June 30, 2026. Revenue was $2,780,209 — $1,753,027 recognized over time on the Company’s solar projects and $1,027,182 of Prosper Energy dealer fees (Notes 4, 5 and 7) — and net income was $983,626 ($569,200 attributable to TAAG after the 49% non-controlling interest), compared with an estimated net loss of $550,848 for the three months ended June 30, 2025.

Results of operations — nine months ended June 30, 2026. Revenue was $5,337,090 and net income was $1,145,054 ($614,925 attributable to TAAG), compared with an estimated net loss of $852,108 for the prior-year nine-month period.

Liquidity and capital resources. At June 30, 2026 the Company held $217,291 in cash and carried accounts receivable and contract assets of $3,600,066, principally attributable to the Thrive Power LLC program ($1,103,387) and the Prosper Energy pipeline ($1,027,182, recognized on the representation basis described in Note 4 and uncollected); conversion of these balances to cash is the Company’s principal near-term liquidity objective and the timing of Prosper pipeline collections follows installation and permission-to-operate. The Company reports a net stockholders’ deficit and a working-capital deficit (Note 3).

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

Item 4. Controls and Procedures

Management, including the Principal Executive Officer and the Interim Principal Financial Officer, concluded that disclosure controls and procedures were not effective as of June 30, 2026, due to material weaknesses in internal control over financial reporting (digital assets, solar project assets, and acquisition accounting). Remediation is in progress.

These interim financial statements have not been reviewed by an independent registered public accounting firm as contemplated by Rule 10-01(d) of Regulation S-X. The Company has engaged its independent registered public accounting firm to audit fiscal years 2024 and 2025; an interim review and/or amendment is expected to follow.

The Awareness Group, Inc. — Form 10-Q (Q3 FY2026) | Page 8

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

The Awareness Group, Inc. — Form 10-Q (Q3 FY2026) | Page 9

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

The Awareness Group, Inc. — Form 10-Q (Q3 FY2026) | Page 10

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
Date: July 15, 2026

The Awareness Group, Inc. — Form 10-Q (Q3 FY2026) | Page 11